Form 10-Q
period 2026-06-30
Fervo Energy Co
filed 2026-08-13
CIK 1853868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
As of August 10, 2026, the number of shares of the registrant’s Class A common stock outstanding was 286,977,787, and the number of shares of the registrant’s Class B common stock outstanding was 7,785,412.

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Fervo Energy Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars and shares in thousands)	As of June 30,	As of December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$2,106,371	$461,836
Grant receivables	17,177	10,580
Prepaid expenses and other	30,634	9,714
Total current assets	2,154,182	482,130
Deposits	12,602	15,234
Construction-in-process	1,235,160	789,571
Operating leases right-of-use assets	88,667	58,713
Restricted cash	11,000	6,000
Other long-term assets	33,478	13,520
Total assets	$3,535,089	$1,365,168
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,667	$10,789
Accrued capital expenditures	173,961	119,303
Current portion of long-term debt	11,042	—
Operating lease liabilities	24,744	4,822
Other current liabilities	10,614	16,997
Total current liabilities	250,028	151,911
Long-term debt, net of issuance costs and current portion	217,376	172,837
Operating lease liabilities	85,123	72,639
Other long-term liabilities	1,749	11,407
Total liabilities	554,276	408,794
Commitments and Contingencies (Note 19)

Mezzanine equity
Redeemable convertible preferred stock, par value $0.0001 per share; 0 and 283,546 authorized; 0 and 279,995 issued and outstanding as of June 30, 2026 and December 31, 2025	—	1,022,942
Redeemable noncontrolling interest
Cape Phase I HoldCo - Redeemable noncontrolling interest	105,118	102,586
Cape Phase I Intermediate HoldCo - Redeemable noncontrolling interest	81,858	77,344
Stockholders’ equity (deficit):
Common stock, par value $0.0001 per share; 0 and 358,279 authorized; 0 and 9,457 issued as of June 30, 2026 and December 31, 2025, respectively(1)	—	1
Class A common stock, par value $0.0001 per share; 1,000,000 and 0 authorized; 286,869 and 0 issued as of June 30, 2026 and December 31, 2025, respectively	29	—
Class B common stock, par value $0.0001 per share; 40,000 and 0 authorized; 7,785 and 0 issued as of June 30, 2026 and December 31, 2025, respectively	1	—
Additional paid-in capital	3,126,084	—
Treasury stock, at cost; 0 shares and 270 shares as of June 30, 2026 and December 31, 2025, respectively(1)	—	(1,960)
Accumulated deficit	(332,277)	(244,539)
Total stockholders’ equity (deficit)	2,793,837	(246,498)
Total liabilities, mezzanine equity, and stockholders’ equity (deficit)	$3,535,089	$1,365,168
(1) Shares for periods presented have been retroactively adjusted to reflect the 0.7194-for-1 reverse stock split effected on May 14, 2026 in connection with the Company’s initial public offering (“IPO”). See Note 1 – Nature of Business and Note 2 – Significant Accounting Policies for details.
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

(Dollars in thousands)	As of June 30,	As of December 31,
	2026	2025
Assets of consolidated VIEs, included in total assets above:
Cash and cash equivalents	$11	$13,882
Prepaid expenses and other	8,787	545
Total current assets	8,798	14,427
Deposits	3,128	7,158
Construction-in-process	411,702	361,213
Other long-term assets	14,899	—
Total assets of consolidated VIEs	438,527	382,798
Liabilities of consolidated VIEs, included in total liabilities above:
Accounts payable	33	—
Accrued capital expenditures	22,273	17,061
Current portion of long-term debt	11,042	—
Other current liabilities	60	2,970
Total current liabilities	33,408	20,031
Long-term debt, net of issuance costs	187,376	142,837
Other long-term liabilities	1,536	1,468
Total liabilities of consolidated VIEs	222,320	164,336
Total net assets of consolidated VIEs	$216,207	$218,462
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Fervo Energy Company and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(Dollars and shares in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$113	$—	$174	$—
Costs and expenses:
Operation and maintenance	306	158	788	410
Research and development (income) expense, net	(712)	395	(784)	359
General and administrative expense	27,427	9,484	44,417	17,163
Operating lease expense	1,490	205	4,110	2,194
Depreciation and amortization	344	56	437	103
Operating loss	(28,742)	(10,298)	(48,794)	(20,229)
Other income (expense):
Interest income	10,521	601	13,336	2,629
Interest expense	(2,215)	(1,739)	(4,932)	(2,966)
Other non-operating expense, net	(35,478)	—	(47,354)	(16)
Loss before income taxes	(55,914)	(11,436)	(87,744)	(20,582)
Income tax expense	(1)	(2)	(1)	(2)
Net loss	$(55,915)	$(11,438)	$(87,745)	$(20,584)

Net loss per share information:
Net loss	$(55,915)	$(11,438)	$(87,745)	$(20,584)
Less: Remeasurement of redeemable noncontrolling interest	(3,612)	(189)	(7,046)	(189)
Net loss attributable to common stock, basic and diluted	(59,527)	(11,627)	(94,791)	(20,773)
Weighted average common stock, basic and diluted (1)	157,003	8,844	83,643	8,902
Net loss per share attributable to common stockholders, basic and diluted (1)	$(0.38)	$(1.31)	$(1.13)	$(2.33)
(1) Shares for periods presented have been retroactively adjusted to reflect the 0.7194-for-1 reverse stock split effected on May 14, 2026 in connection with the Company’s IPO. See Note 1 – Nature of Business and Note 2 – Significant Accounting Policies for details.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Fervo Energy Company and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)

(Dollars and shares in thousands)	Redeemable convertible preferred stock		Redeemable noncontrolling interests		Common Stock (1)		Treasury Stock (1)		Class A Shares		Class B Shares		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at January 1, 2026	279,995	$1,022,942	12	$179,930	9,457	$1	270	$(1,960)	—	$—	—	$—	$—	$(244,539)	$(246,498)
Remeasurement of noncontrolling interests	—	—	—	3,434	—	—	—	—	—	—	—	—	(3,441)	7	(3,434)
Other	—	(56)	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,615	—	2,615
Exercise of stock-based awards by employees and directors	—	—	—	—	416	—	—	—	—	—	—	—	826	—	826
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,830)	(31,830)
Balance at March 31, 2026	279,995	1,022,886	12	183,364	9,873	1	270	(1,960)	—	—	—	—	—	(276,362)	(278,321)
Remeasurement of noncontrolling interests	—	—	—	3,612	—	—	—	—	—	—	—	—	(3,612)	—	(3,612)
Exercise of warrants	3,550	68,961	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock	(283,545)	(1,091,847)	—	—	—	—	—	—	203,983	20	—	—	1,091,827	—	1,091,847
Retirement of treasury shares	—	—	—	—	—	—	(270)	1,960	—	—			(1,960)	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	8,230	—	8,230
Exercise of stock-based awards by employees and directors	—	—	—	—	560	—	—	—	8	—	—	—	374	—	374
Issuance of Class A common stock in Initial Public Offering, net of underwriters’ discounts and commissions of $130,410 and offering costs of $11,855	—	—	—	—	(10,433)	(1)	—	—	90,663	10			2,031,225	—	2,031,234
Conversion of Class A common stock into Class B common stock									(7,785)	(1)	7,785	1			—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(55,915)	(55,915)
Balance at June 30, 2026	—	$—	12	$186,976	—	$—	—	$—	286,869	$29	7,785	$1	$3,126,084	$(332,277)	$2,793,837
(1) Shares for periods presented have been retroactively adjusted to reflect the 0.7194-for-1 reverse stock split effected on May 14, 2026 in connection with the Company’s IPO. See Note 1 – Nature of Business and Note 2 – Significant Accounting Policies for details.
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Fervo Energy Company and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)

(Dollars and shares in thousands)	Redeemable convertible preferred stock		Redeemable noncontrolling interests		Common Stock (1)		Treasury Stock (1)		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at January 1, 2025	223,458	$561,500	—	$—	8,971	$1	—	$—	$2,582	$(179,778)	$(177,195)
Stock-based compensation	—	—	—	—	—	—	—	—	489	—	489
Repurchase of shares	—	—	—	—	—	—	265	(1,945)	—	—	(1,945)
Exercise of stock-based awards by employees and directors	—	—	—	—	105	—	—	—	89	—	89
Net loss	—	—	—	—	—	—	—	—	—	(9,146)	(9,146)
Balance at March 31, 2025	223,458	561,500	—	—	9,076	1	265	(1,945)	3,160	(188,924)	(187,708)
Issuance of shares in subsidiaries	—	—	5	81,238	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	613	—	613
Repurchase of shares	—	—	—	—	—	—	5	(15)	—	—	(15)
Exercise of stock-based awards by employees and directors	—	—	—	—	79	—	—	—	66	—	66
Net loss	—		—	—	—	—	—	—	—	(11,438)	(11,438)
Balance at June 30, 2025	223,458	$561,500	5	$81,238	9,155	$1	270	$(1,960)	$3,839	$(200,362)	$(198,482)
(1) Shares for periods presented have been retroactively adjusted to reflect the 0.7194-for-1 reverse stock split effected on May 14, 2026 in connection with the Company’s IPO. See Note 1 – Nature of Business and Note 2 – Significant Accounting Policies for details.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Fervo Energy Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(87,745)	$(20,584)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	437	103
Amortization of debt issuance costs	1,672	807
Loss on extinguishment of long-term debt	8,988	—
Stock-based compensation	10,845	1,102
Non-cash expense related to long-term operating leases	2,584	1,522
Non-cash expense related to warrant valuation	39,998	—
Non-cash income related to embedded derivative valuation	(1,620)	—
Non-cash income related to interest rate swap valuation	(1,172)	—
Changes in operating assets and liabilities:
Grant receivable	—	791
Prepaid expenses and other	(20,857)	3,846
Deposits	2,632	17,940
Accounts payable	5,139	(3,445)
Accrued expenses	—	—
Net changes in other assets and liabilities	(4,674)	4,139
Net cash (used in) provided by operating activities	(43,773)	6,221
Cash flows from investing activities:
Capital expenditures	(399,278)	(213,368)
Net cash used in investing activities	(399,278)	(213,368)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	2,043,089	—
Proceeds from issuance of common stock, net of issuance costs	1,201	155
Proceeds from long-term debt	212,344	23,031
Proceeds from warrant exercise	18,750	—
Repayment of long-term debt	(152,085)	—
Debt issuance costs related to long-term debt	(20,855)	—
Offering costs related to initial public offering	(9,802)	—
Proceeds from issuance of subsidiary stock, net of issuance costs	—	81,239
Treasury stock purchased	—	(1,960)
Other	(56)	—
Net cash provided by financing activities	2,092,586	102,465
Net change in cash and cash equivalents and restricted cash	1,649,535	(104,682)
Cash and cash equivalents and restricted cash at beginning of period	467,836	199,428
Cash and cash equivalents and restricted cash at end of period	$2,117,371	$94,746
Supplemental disclosure of cash flow information:
Conversion of redeemable convertible preferred stock	$1,022,886	$—
Capital expenditures included in Accounts payable and Accrued capital expenditures	197,510	74,483
Settlement of warrant liability	50,211	—
Adjustment of redeemable noncontrolling interest	7,046	—
Cash paid for interest, net of amounts capitalized	5,194	2,243
Retirement of treasury stock	1,960	—
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
As of June 30, 2026, the Company has not yet commenced large-scale commercial operations. The Company’s activities to date have been primarily focused on technological development, capital raising, and the establishment of geothermal production capabilities.
Initial Public Offering
On May 14, 2026, the Company completed its IPO of Class A common stock of Fervo Energy Company, par value $0.0001 per share (“Class A common stock”), at a price of $27.00 per share. The Company's common stock trades on the Nasdaq under the symbol "FRVO". In the IPO, the Company sold an aggregate of 80,500,000 shares of Class A common stock, including 10,500,000 shares issued upon the underwriters' full exercise of their option to purchase additional shares. An additional 10,162,468 shares of the Company’s existing common stock were converted into Class A common stock. The IPO generated gross proceeds of approximately $2.2 billion, before deducting underwriting discounts and commissions and offering expenses. Prior to completion of the IPO, incremental costs directly attributable to the offering were deferred. Upon completion of the IPO, deferred offering costs, together with underwriting discounts and commissions and other directly attributable offering costs, were recorded as a reduction of the proceeds from the IPO within Additional paid-in capital. Costs that were not directly attributable to the IPO were expensed as incurred.
In connection with the IPO, the Company effected a 0.7194-for-1 reverse stock split of its common stock. See Note 2 – Significant Accounting Policies for additional information. Immediately upon completion of the IPO and after giving effect to the reverse stock split, all outstanding shares of redeemable convertible preferred stock automatically converted into shares of Class A common stock, par value $0.0001 per share.
The Company also completed a reorganization of its capital structure, including the establishment of Class A common stock and Class B common stock, and completed a founder share exchange that resulted in the issuance of Class B common stock, par value $0.0001 per share, to certain existing holders. In addition, the Company's amended and restated certificate of incorporation and amended and restated bylaws became effective upon completion of the IPO.
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
The accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, Condensed Consolidated Statements of Mezzanine Equity and

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stockholders’ Equity (Deficit) and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025.
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
Apart from the following updates resulting from transactions that occurred during the six months ended June 30, 2026 and the issuance of one recent accounting pronouncement, there have been no further material changes to the Company’s significant accounting policies or recent accounting pronouncements during the interim period from those described in Note 2 – Significant Accounting Policies to the audited consolidated financial statements included in the Company’s IPO Prospectus as of and for the years ended December 31, 2025 and 2024.
Reverse Stock Split
On May 14, 2026, in connection with the Company’s IPO, the Company effected a 0.7194-for-1 reverse stock split of its common stock (the “Reverse Stock Split”). Shares and earnings per share for periods presented have been retroactively adjusted to reflect the Reverse Stock Split in the condensed consolidated financial statements for the six months ended June 30, 2026 and 2025. See Note 1 – Nature of Business for additional information on all transactions completed in connection with the IPO.
Treasury Stock
The Company accounts for treasury stock using the cost method in accordance with FASB Accounting Standards Codification (“ASC”) 505-30, Equity-Treasury Stock. Under this method, treasury stock is recorded at cost on the date of repurchase and presented as a reduction in Treasury stock. When the Company’s stock is retired or repurchased for constructive retirement (with or without an intention to retire the stock formally in accordance with applicable laws), any excess of par or stated value over the cost of treasury shares is credited to Additional paid-in capital on the Condensed Consolidated Balance Sheets.
Stock-based Compensation
Stock-based compensation expense related to stock-based awards is recognized based on the fair value of the awards granted in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). For stock option awards without a market condition, the fair value of each stock option award is estimated on the grant date utilizing a standard Black-Scholes option-pricing model (i.e., a standard European call option model). For stock option awards with market conditions, the fair value of each stock option award is estimated on the grant date utilizing a more complex Black-Scholes option-pricing model, which captures the additional market condition threshold. For restricted stock unit awards, which have service-only vesting conditions, the fair value of each restricted stock unit award is based on the closing price of the Company’s publicly traded Class A common stock on the date of the grant. The stock option and restricted stock unit awards are classified as equity. For stock option and restricted stock unit awards that follow a graded vesting schedule with a service-only vesting condition, the related stock-based compensation expense is recognized over the requisite service period of the awards. For stock option awards which follow a graded vesting schedule that have a performance-based vesting condition, such awards are recognized on a tranche-by-tranche basis, resulting in each vesting tranche being treated as a separate award. On a tranche-by-tranche basis, stock-based compensation cost for each tranche is recognized over the respective vesting period when it is probable that the performance condition will be achieved. Each reporting period, the Company reassesses the probability of achieving the respective performance condition. If the condition is not expected to be met, no compensation cost is recognized and any previously recognized amount recorded is reversed. If the award contains

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
market-based vesting conditions, the stock-based compensation cost is based on the grant-date fair value and expected achievement of market conditions and is not subsequently reversed if it is later determined that the condition is not likely to be met, as long as the related service and performance conditions are achieved. Forfeitures are accounted for as they occur. Prior to the six months ended June 30, 2026, the Company only had stock-based awards with a service-only vesting condition.
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
Employee Stock Purchase Plan
The Company accounts for its Employee Stock Purchase Plan ("ESPP") in accordance with ASC 718, as the ESPP is considered to be compensatory. The Company’s ESPP awards are classified as equity awards and measured at grant-date fair value using the Black-Scholes option-pricing model. Each purchase period is accounted for as a separate option tranche, with its own grant date. Stock-based compensation expense is recognized over the requisite service period associated with each purchase period. Employee payroll deductions accumulated under the ESPP are recorded as a liability until the related shares are issued or the amounts are otherwise refunded. The Company accounts for forfeitures as they occur.
The fair value of ESPP awards is determined using the Black-Scholes option-pricing model, which relies on the same types of significant and subjective assumptions as those detailed in the Stock-based Compensation policy discussed above. The assumptions used to determine fair value represent management’s best estimates, involving inherent uncertainties and the application of judgment.
Net Income (Loss) Per Share
The Company follows the two-class method when computing net income (loss) per share. The two-class method requires income available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to receive distributions as if all income for the period had been distributed. Preferred shares are participating securities because they are entitled to undistributed earnings based on the liquidation preferences. The preferred shares outstanding prior to the IPO do not have the contractual obligation to share in the losses of the Company on a basis that is objectively determinable. Therefore, they are excluded from the allocation of undistributed losses in determining net loss per share. The rights of the holders of the Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights. Accordingly, undistributed earnings and losses are allocated to Class A and Class B common stockholders on a proportionate basis. As a result, net income (loss) per share is the same for both Class A and Class B common stock on both an individual and combined basis.
Basic net income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of common stock outstanding during the period. Diluted net income (loss) is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common stock outstanding during the period, including potential dilutive common stock assuming the dilutive effect of common stock equivalents.
Derivative and Hedging
The Company is exposed to interest rate risk associated with its variable-rate debt, which the Company has sought to manage by entering into interest rate swaps that become effective in January 2027. The Company has not designated its derivative instruments as hedging instruments for accounting purposes. As a matter of policy, the Company does not use financial instruments for speculative purposes.

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
ASC 815, Derivatives and Hedging, requires entities to recognize all derivative instruments as either assets or liabilities in the Condensed Consolidated Balance Sheets at fair value. As the Company has not elected to apply hedge accounting for its derivative instruments, changes in the fair value of the derivatives are recognized in current-period earnings.
The Company’s derivative contracts include interest rate swap agreements, which, once effective, are expected to economically modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed-rate basis. These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreements without an exchange of the underlying principal amount.
Property, Plant and Equipment, Net
Construction-in-process represents the capitalized costs related to power plants. All costs associated with the acquisition, development and construction of power plants are capitalized. Major improvements are capitalized and repairs and maintenance are expensed. Property, plant and equipment for power plants are stated at cost, net of accumulated depreciation.
The Company capitalizes progress and milestone payments made under certain equipment supply agreements when it is probable that the related projects will be completed and the related amounts are recoverable. If the Company determines that recovery of capitalized construction costs is no longer probable, such costs are charged to Operation and maintenance expense in the period the determination is made.
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
NOTE 3 – DEBT AND OFF-BALANCE SHEET ARRANGEMENTS
Long-term debt, net of issuance costs, consisted of the following:

(Dollars in thousands)	As of June 30,	As of December 31,
	2026	2025
Current portion of long-term debt
Project Granite Facility	$11,042	$—
Current portion of long-term debt	11,042	—
Long-term debt
Project Granite Facility	201,302	$—
Mercuria Credit Facility	30,000	30,000
XRC Facility	—	145,600
Total principal due for long-term debt	231,302	175,600
Less: Unamortized debt issuance cost	(13,926)	(2,763)
Total long-term debt, net of issuance costs and current portion	$217,376	$172,837

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
Borrowings under the construction loan facility are expected to convert into term loans upon satisfaction of specified conversion conditions, including achievement of substantial completion and delivery of certain project‑level documentation. Borrowings under the construction loan facility bear interest at either (i) the secured overnight financing rate (“SOFR”) or (ii) a base rate, at the Borrowers’ election, in each case plus an applicable margin. The construction loan borrowing outstanding as of June 30, 2026 was a SOFR‑based loan bearing interest at SOFR plus a margin of 3.0%. All SOFR borrowings are subject to a floor of 0.0%. Interest is payable quarterly.
Commitment fees accrue on the unutilized portions of the construction loan facility, the tax credit transfer bridge loan facility, and certain letter of credit facilities at a rate equal to 30.0% of the applicable margin and are payable quarterly.
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
The Granite Credit Agreement includes customary optional and mandatory prepayment provisions. Mandatory prepayments may be required, among other circumstances, upon receipt of certain extraordinary cash proceeds, including proceeds from the transfer of investment tax credits, failure to monetize production tax credits at or above specified thresholds, excess borrowings relative to term loan sizing criteria upon conversion, or upon the occurrence of an event of default, in which case the lenders may also cease making further loan advances and/or declare all outstanding obligations immediately due and payable. The Company was in compliance with all covenants under the Project Granite Facility as of June 30, 2026.
Under the terms of the Granite Credit Agreement, the obligations are secured on a first‑priority basis by substantially all assets of the Borrowers, including project‑level assets associated with the Cape Station Phase I geothermal facility, subject to customary permitted liens.
As of June 30, 2026, total outstanding borrowings under the Project Granite Facility were approximately $212.3 million, of which $11.0 million was classified within current portion of long-term debt and the remainder classified within long-term debt on the Condensed Consolidated Balance Sheets. Borrowings under the Project Granite Facility were used to repay the outstanding borrowings under the XRC Facility and to fund transaction costs and project-related costs, including construction expenditures and required reserves.
In March 2026, the Borrowers issued a construction loan with a stated principal amount of approximately $14.2 million, which was used to finance third-party debt issuance costs, agency fees and upfront lender fees. Of these costs, approximately $6.3 million related to undrawn commitments and remained recorded within other long-term assets on the Condensed Consolidated Balance Sheets as of June 30, 2026. The remaining costs allocated to drawn borrowings are presented as a direct reduction of the related debt balance and are included in the $13.9 million of

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
unamortized debt issuance costs as of June 30, 2026. In addition, the Company incurred approximately $6.7 million of debt issuance costs related to the second draw under the Project Granite Facility during the three months ended June 30, 2026, which are also included in unamortized debt issuance costs.
The Company also had $17.9 million outstanding under the Granite Letter of Credit Facility, which supports project-level contractual and operational obligations and constitutes an off-balance sheet arrangement.
In connection with the Project Granite financing, the Company also entered into agreements to monetize certain production and/or investment tax credits associated with the project, which are expected to generate proceeds to support the overall project financing structure, including repayment of the tax credit transfer bridge loan facility.
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
As of June 30, 2026 and December 31, 2025, the Company had $30.0 million outstanding under the Mercuria Credit Facility. In connection with the Mercuria Credit Facility, the Company incurred debt issuance costs of $3.5 million, which are recorded in Other long-term assets on the Condensed Consolidated Balance Sheets and are amortized over the term of the agreement.
As of June 30, 2026 and December 31, 2025, the Company also had $43.6 million and $35.5 million, respectively, outstanding under the Mercuria Letter of Credit Facility, which supports project-level contractual and operational obligations and constitutes an off-balance sheet arrangement.
The Company was in compliance with all covenants under the Mercuria Credit Facility and Mercuria Letter of Credit Facility as of June 30, 2026 and December 31, 2025.
XRC Facility
In 2024 and 2025, Cape Generating Station 3 LLC and Cape Generating Station 5 LLC entered into loan agreements with XRL ALC, LLC (“XRC Facility”), issuing three promissory notes across three tranches.
As of December 31, 2025, outstanding borrowings totaled $145.6 million. These amounts are offset by the unamortized debt issuance costs of $2.8 million.
In April 2026, the Company repaid in full the outstanding borrowings of $145.6 million under the XRC Facility. The repayment of the XRC Facility resulted in a loss on extinguishment of debt of $9.0 million, including $6.5 million of prepayment premiums and the $2.5 million write-off of unamortized debt issuance costs, which was recorded to Other non-operating expense, net on the Condensed Consolidated Statements of Operations. Upon the repayment, the XRC Facility was terminated.
Surety Bond Arrangements
As of June 30, 2026 and December 31, 2025, the Company had outstanding surety bonds totaling $64.8 million and $57.5 million, respectively, which constitute off-balance sheet arrangements.
NOTE 4 – DERIVATIVE INSTRUMENTS
The Company has entered into derivative instruments intended to manage its exposure to variable-rate debt indexed to Daily Compounded SOFR, issued under its loans drawn from the Granite Credit Agreement dated March 6, 2026. These interest rate swaps become effective in January 2027 and, accordingly, did not provide any hedge of the Company’s interest rate exposure during the periods presented.

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Derivative:
Certain information related to our derivatives contracts is presented below:

(Dollars in thousands)	Effective Date	Notional Amount (a)	Fixed Rate	Index	Mandatory Early Termination Date	Maturity Date
Interest Rate Swaps	1/1/2027	$262,375	3.9445%	Daily Compounded SOFR	3/6/2031	12/31/2041
_________________
(a) This amount represents the maximum outstanding notional amount of the interest rate swaps currently entered into over the terms of those interest rate swaps. The notional amounts of the interest rate swaps amortize over the terms of the contracts and range between $262.4 million and $0.8 million each settlement period based on a pre-defined notional schedule.

Derivative Impact on the Condensed Consolidated Statements of Operations:
For the three and six months ended June 30, 2026, the Company recognized unrealized gains of $1.2 million related to its interest rate swap derivative instruments, which were recorded within Interest expense in the Condensed Consolidated Statements of Operations. Nonperformance risk, including the consideration of credit valuation adjustments related to counterparty credit risk and the Company's own credit risk, is incorporated into the fair value measurements of the Company's derivative instruments.
NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial instruments which are measured at fair value, or for which a fair value is disclosed, are classified in the fair value hierarchy, as outlined below, on the basis of the observability of the inputs used in the fair value measurement:
•Level 1 – inputs are based upon quoted prices for identical instruments in active markets.
•Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data.
•Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the instrument.
The Company’s derivative instruments are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2.
The fair values and the levels within the fair value hierarchy of financial instruments recorded on the Condensed Consolidated Balance Sheets were:

(Dollars in thousands)		As of June 30, 2026		As of December 31, 2025
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt instruments:
Debt instruments	Level 2	242,344	242,426	175,600	170,755
Derivatives not designated as hedging instruments:
Interest Rate Swaps (a)	Level 2	$1,172	$1,172	$—	$—
_________________

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(a) As of June 30, 2026, the fair value of the interest rate swaps was recorded in Prepaid expenses and other of $0.1 million and Other long-term assets of $1.1 million.
NOTE 6 – ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s Asset Retirement Obligations (“ARO”), which are included in Other long-term liabilities on the Condensed Consolidated Balance Sheets, for the periods indicated:

(Dollars in thousands)	As of June 30,	As of December 31,
	2026	2025
Beginning balance	$1,193	$299
Liabilities incurred during the period	488	843
Accretion expense	68	51
Ending balance	$1,749	$1,193
NOTE 7 – OTHER CURRENT LIABILITIES
The schedule below details the Company’s Other current liabilities presented on the Condensed Consolidated Balance Sheets for the periods indicated:

(Dollars in thousands)	As of June 30,	As of December 31,
	2026	2025
Accrued expenses	$5,104	$9,035
Bonus accrual	5,074	4,830
Payroll liabilities	376	564
Embedded derivative(1)	60	1,680
Deferred grant income	—	888
Total other current liabilities	$10,614	$16,997
_________________
(1) See Note 13 – Noncontrolling Interests for further discussion on the embedded derivative.

NOTE 8 – LEASES
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
During the three and six months ended June 30, 2026, the Company recognized $1.5 million and $4.1 million, respectively, in total lease expense as reflected in Operating lease expense in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company recognized $0.2 million and $2.2 million, respectively, in total lease expense. Total cash payments related to leases were $16.4 million and $1.2 million, respectively, for the six months ended June 30, 2026 and 2025. Non-cash lease activity consisted of right-of-use (“ROU”) assets obtained in exchange for lease liabilities of $41.7 million for the six months ended June 30, 2026, compared to $20.8 million for the six months ended June 30, 2025.

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables present information regarding operating leases recorded on the Condensed Consolidated Balance Sheets where the Company is the lessee for the periods indicated.

(Dollars in thousands)	As of June 30,	As of December 31,
Carrying values by asset category	2026	2025
ROU Asset:
Geothermal land leases	$50,634	$45,609
Equipment	31,804	6,188
Office space	6,010	6,635
Vehicles	219	281
Total	$88,667	$58,713
Lease Liability(1):
Geothermal land leases	$67,918	$62,744
Equipment	31,524	6,300
Office space	10,213	8,144
Vehicles	212	273
Total	$109,867	$77,461

By asset category	As of June 30,	As of December 31,
	2026	2025
Weighted average remaining term
Geothermal land leases	13 years	14 years
Equipment	4 years	9 years
Office space	4 years	3 years
Vehicles	2 years	2 years

Weighted average discount rate(2):
Geothermal land leases	11.4%	11.4%
Equipment	8.3%	12.0%
Office space	8.7%	8.7%
Vehicles	10.0%	9.6%
_________________
(1) The short-term and long-term lease liability totals $24.7 million and $85.1 million as of June 30, 2026, respectively, and $4.8 million and $72.6 million as of December 31, 2025.
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

(Dollars in thousands)	As of June 30, 2026
2026	$12,424
2027	23,251
2028	7,226
2029	13,511
2030	14,010
Thereafter	143,771
Total minimum lease payments	$214,193
Less: Amount representing interest	104,326
Total lease obligation	$109,867
Less: Current lease obligation	24,744
Long-term lease obligation	$85,123
NOTE 9 – COMMON STOCK
The rights of the Company’s Class A common stock and Class B common stock issued after the IPO are summarized below.
Voting Rights
The holders of Class A common stock are entitled to one vote for each share on all voting matters other than matters that solely relate to the terms of one or more outstanding series of preferred stock. The holders of Class B common stock are entitled to 40 votes for each share of Class B common stock on all voting matters other than matters that solely relate to the terms of one or more outstanding series of preferred stock. The holders of shares of Class A and Class B common stock shall, at all times, vote together as a single class on all matters submitted to a vote of the stockholders, including election of directors to the Board of Directors (“Board”).
Dividends and Liquidation Rights
The holders of Class A and Class B common stock are entitled to dividends if declared by the Board and subject to any rights of the holders of preferred stock outstanding at the time. If the dividend is in the form of common stock, the holders of Class A and Class B common stock will receive a dividend in the respective class of common stock held. During the six months ended June 30, 2026 and 2025, no dividends on the Company’s common stock had been paid or declared by the Company. In the event of any voluntary or involuntary liquidation, dissolution, winding up of the Company, the holders of Class A and Class B common stock are entitled to share in any distribution of assets on a pro rata basis, subject to any rights of the holders of preferred stock outstanding at the time.
Class B Common Stock Conversion Rights
Holders of Class B common stock have the right to convert one share of Class B common stock into one share of Class A common stock at any time unless an automatic or mandatory conversion event has occurred. Each share of Class B common stock generally converts automatically into one share of Class A common stock upon any transfer, whether or not for value, subject to specified exceptions for permitted transfers. All outstanding shares of Class B common stock also convert automatically into Class A common stock on a 1:1 basis upon the earliest to occur of the following mandatory conversion events: (1) the first trading day following the seventh anniversary of the Company’s IPO of Class A common stock, (2) the date on which the Co-Founders and their permitted transferees (including shares underlying outstanding options) cease to hold at least 25% of the aggregate number of

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Class A and Class B common stock held as of the effective date of the IPO, and (3) certain Co-Founder-specific events such as death, disability or termination for cause.
Other Rights
Holders of Class A and Class B common stock are generally entitled to equal treatment on a per-share basis in mergers, consolidations and other similar transactions. Any differences in equity consideration distributed to Class A and Class B holders are generally limited to preserving the relative voting rights of the two classes, unless otherwise approved by the requisite vote of each class of common stock.
NOTE 10 – STOCK-BASED COMPENSATION AND ESPP
The number of shares authorized and to be issued, as they are disclosed below, has been restated to reflect the Reverse Stock Split effected on May 14, 2026.
During the six months ended June 30, 2025, the Company granted stock options with a service condition covering 1,867,585 shares for a total grant-date fair value of $3.8 million to employees under the 2019 Stock Incentive Plan (the “2019 Plan”).
During the six months ended June 30, 2026, the Company granted stock options and restricted stock units to employees and directors under the 2019 Plan for awards prior to the IPO and under the 2026 Stock Incentive Plan (“2026 Plan”) after the IPO. The 2019 Plan was amended on March 6, 2026 to authorize an additional 34,151,952 shares of common stock to be available under the plan and was terminated on April 13, 2026 in anticipation of the IPO, being replaced by the 2026 Plan. Any awards outstanding under the 2019 Plan remained outstanding. On January 26, 2026, the Company granted stock options with a service condition, covering 4,184,750 shares with a total grant-date fair value of $16.9 million.
On March 6, 2026, the Company granted stock options covering 9,959,797 shares. Of the total March 6, 2026 grant, stock options covering 233,805 shares have a service condition and a total grant-date fair value of $1.9 million and stock options covering 2,431,498 shares include both a service condition and performance-based vesting condition tied to an operational milestone and have a total grant-date fair value of $19.6 million. As of June 30, 2026, the performance condition related to certain awards granted on March 6, 2026 was considered probable of being achieved, and therefore, the related stock-based compensation expense was recognized during the three and six months ended June 30, 2026. The remaining stock options covering 7,294,494 shares, comprised of three tranches split evenly, contained a performance condition dependent on the Company completing its IPO which has been met during the three months ended June 30, 2026. The remaining vesting conditions for this grant include a) a performance-based vesting condition tied to operational milestones, b) the achievement of either a market-based condition or another performance-based condition tied to operations and c) a service condition. The total grant-date fair value was $11.3 million, $16.7 million, and $13.6 million for each of the respective tranches.
The stock options contain a performance condition which was not considered probable of being achieved as of June 30, 2026, related to the operational milestones. Accordingly, no stock-based compensation expense has been recognized related to these awards during the three and six months ended June 30, 2026. The Company will continue to reassess the probability of achieving these conditions at each reporting period and will recognize stock-based compensation expense when such conditions are deemed probable.
The grant-date fair value of the stock options with a market condition was estimated using the following Black-Scholes option-pricing model assumptions:

Fair value of common stock	$8.49
Expected volatility	75.0%
Expected term (in years)	5-10
Risk-free interest rate	3.7% - 4.1%
Expected dividend yield	0.0%

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
On April 13, 2026, the Company granted 55,554 restricted stock units to directors with a service condition, for a total grant-date fair value of $1.5 million.
On June 15, 2026, the Company granted 533,708 restricted stock units to employees with a service condition, for a total grant-date fair value of $18.9 million.
Stock-based Compensation Expense
The Company recorded stock-based compensation expense, excluding the ESPP, of $7.6 million and $10.2 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2025, respectively, in General and administrative expense in the Condensed Consolidated Statements of Operations.
Employee Stock Purchase Plan
The Company’s ESPP became effective shortly after the IPO in May 2026. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discounted price through payroll deductions of up to 15% of their eligible compensation. The purchase price is equal to 85% of the fair market value of a share of common stock on the first day of an offering period or the purchase date, whichever is lower. May 21, 2026 was the initial grant date for the ESPP awards. The initial offering period consists of two purchase periods. The total grant-date fair value of the ESPP awards was $2.8 million and $3.1 million for each of the respective tranches.
The grant-date fair value of the ESPP awards was estimated using the following Black-Scholes option-pricing model assumptions:

Valuation Date Stock Price	$42.50
IPO Stock Price	$27.00
Term	Various
Expected volatility	75.0%
Risk-free interest rates	3.7% - 3.8%
Expected dividend yield	0.0%
During the three and six months ended June 30, 2026, no shares had been purchased under the ESPP. The Company recorded stock-based compensation expense related to the ESPP of $0.6 million for the three and six months ended June 30, 2026, in General and administrative expense in the Condensed Consolidated Statements of Operations.
NOTE 11 – WARRANTS
The Company issued warrants in October 2025 in connection with the issuance of Intermediate Class A Units (see Note 13 – Noncontrolling Interests for additional information). The warrants were classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and were measured at fair value, with changes in fair value recognized in earnings each reporting period.
On April 28, 2026, Centaurus Capital LP (“Centaurus”) delivered a notice to exercise the warrants in full. In accordance with its terms, the warrants were exercised on May 13, 2026 into 3,550,329 shares of Series E-2 redeemable convertible preferred stock, which were immediately converted into 2,554,107 shares of Class A common stock after taking into consideration the Reverse Stock Split. Centaurus paid an aggregate exercise price of $18.7 million in cash and surrendered the original warrants upon full exercise. As a result of this transaction, the warrants are no longer outstanding, and no further shares are issuable thereunder.
The Company recognized a loss of $26.9 million and $40.0 million during the three and six months ended June 30, 2026, respectively, related to the remeasurement of the warrants, which is reflected within Other non-operating expense, net in the Condensed Consolidated Statements of Operations. Upon exercise, the warrant liability was derecognized and the Class A common stock issued was recognized in equity.

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 12 – VARIABLE INTEREST ENTITY
The Company evaluated its interests in certain legal entities and determined that Cape Phase I HoldCo, LLC (“Cape PI HoldCo”) and Cape Phase I Intermediate HoldCo, LLC (“Cape PI Intermediate HoldCo”) are VIEs under ASC 810, Consolidation (“ASC 810”) as of June 30, 2026. The Company concluded that it is the primary beneficiary of these VIEs because it has (i) the power to direct the activities that most significantly impact these VIEs’ economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to these VIEs. The Company holds its interest in Cape PI Intermediate HoldCo through other consolidated subsidiaries. Cape PI HoldCo is consolidated into Cape PI Intermediate HoldCo as the direct owner of its equity interests. Accordingly, the Company has consolidated Cape PI HoldCo and Cape PI Intermediate HoldCo in the accompanying condensed consolidated financial statements and recognized noncontrolling interests related to these VIEs. Refer to Note 13 – Noncontrolling Interests.
The assets of Cape PI HoldCo and Cape PI Intermediate HoldCo may only be used to settle the obligations of the respective VIEs, and creditors of these entities do not have recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its investment in the entities and any contractual arrangements that require the Company to provide financial support. As of June 30, 2026, such ongoing financial support includes capital commitments and construction-related funding obligations consistent with those disclosed in the Company’s audited consolidated financial statements for the years ended December 31, 2025 and 2024.
Management reassesses its involvement with Cape PI HoldCo and Cape PI Intermediate HoldCo on an ongoing basis to determine whether the Company continues to be the primary beneficiary, including upon the occurrence of a reconsideration event. There have been no material changes in the Company’s VIE conclusions, consolidation determinations or maximum exposure to loss during the six months ended June 30, 2026 from those disclosed as of and for the year ended December 31, 2025.
NOTE 13 – NONCONTROLLING INTERESTS
As discussed in Note 12 – Variable Interest Entity, the Company has consolidated Cape PI HoldCo and Cape PI Intermediate HoldCo, which were determined to be VIEs for which the Company is the primary beneficiary. Both entities issued Class A Units to third-party investors that represent equity interests in the respective consolidated subsidiaries. Because the Company does not own 100.0% of the outstanding equity in these entities, the Class A Units are accounted for as noncontrolling interests in the consolidated financial statements.
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
Intermediate Class A Units are initially recorded at proceeds received less the fair value of the warrants issued along with the Intermediate Class A Units and allocated issuance cost. Intermediate Class A Units are subsequently remeasured at their maximum redemption value, to the extent such amounts exceed the allocation of income or loss attributable to the noncontrolling interest. Additionally, two derivatives were identified as being embedded in the Intermediate Class A Units. As of June 30, 2026, conditions relevant to the embedded derivatives were evaluated and one feature was determined to have a fair value of $0.1 million. This amount is included in Other current liabilities (see Note 7 – Other Current Liabilities). Changes in the fair value of the embedded derivative are recognized in earnings. For the three and six months ended June 30, 2026, the Company recognized gains of $0.4 million and $1.6 million, respectively, which were recorded in Other non-operating expense, net.

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
There were no material changes to the terms, classification or measurement of the Company’s redeemable noncontrolling interests during the six months ended June 30, 2026.
The following table is a summary of the changes in redeemable noncontrolling interest for CPI HoldCo Class A Units for the six months ended June 30, 2026:

(Dollars in thousands)
Balance at December 31, 2025	$102,586
Remeasurement of redeemable noncontrolling interest	2,532
Balance at June 30, 2026	$105,118
The following table is a summary of the changes in redeemable noncontrolling interest for Intermediate Class A Units for the six months ended June 30, 2026:

(Dollars in thousands)
Balance at December 31, 2025	$77,344
Remeasurement of redeemable noncontrolling interest	4,514
Balance at June 30, 2026	$81,858
NOTE 14 – SEGMENT INFORMATION
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
There were no changes in the Company’s operating segment structure or the measures used by the CODM to assess performance during the six months ended June 30, 2026.
NOTE 15 – EARNINGS PER SHARE
The number of shares has been restated to reflect the Reverse Stock Split effected on May 14, 2026. All historical share and per share amounts reflected in the condensed consolidated financial statements for the six months ended June 30, 2026 and 2025 have been retrospectively restated to reflect the change in capital structure for the periods prior to the completion of the Reverse Stock Split, as applicable. See Note 2 – Significant Accounting Policies for details.
Basic and diluted net loss per share is calculated as follows:

(Dollars and shares in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stock, Class A common stock and Class B common stock	$(59,527)	$(11,627)	$(94,791)	$(20,773)
Denominator:
Weighted-average common stock, Class A common stock and Class B common stock	157,003	8,844	83,643	8,902
Net loss per share – basic and diluted	$(0.38)	$(1.31)	$(1.13)	$(2.33)

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following potentially dilutive instruments, based on amounts outstanding and restated to reflect the Reverse Stock Split, that could result in dilution, were excluded from the diluted earnings per share computation because including them would have had an anti-dilutive effect:

(Shares in thousands)	As of June 30,
	2026	2025
Option-based awards	31,758	13,504
Restricted stock units	589	—
ESPP	274	—
Preferred shares	—	160,756
Total	32,621	174,260
NOTE 16 – GRANT INCOME
Grant income of $0.8 million and $0.9 million for the three and six months ended June 30, 2026, respectively, attributable to research and development is netted against eligible expenses in Research and development (income) expense, net in the Condensed Consolidated Statements of Operations. Grant income attributable to research and development activities recognized during the comparable 2025 periods was nominal. Grant income totaling $20.7 million and $14.1 million attributable to project development is netted against Construction-in-process on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.
In 2024, the Company was awarded a reimbursement-type grant from the DOE in the amount of $22.1 million. The effective date of the grant was July 1, 2024, and the contract was extended through July 31, 2027. Funding under the grant is recognized as qualifying expenditures are incurred in accordance with the terms of the grant agreement. In 2025 and during the six months ended June 30, 2026, the Company has been awarded several smaller grants, totaling $0.7 million, which are accounted for consistent with the Company’s grant income policy.
NOTE 17 – INCOME TAXES
The Company’s effective tax rate was 0.0% for the three and six months ended June 30, 2026 and 2025. The effective rate differs from the federal statutory rate of 21.0% primarily due to the exercise of warrants and valuation allowance.
State and local income tax impacts primarily relate to minimal filing obligations in Utah, California, and the District of Columbia, which collectively comprise the majority of the Company’s state and local income tax exposure. Such obligations did not result in a material current state or local tax expense or benefit and had no material impact on the Company’s effective tax rate for the three and six months ended June 30, 2026 and 2025.
NOTE 18 – RELATED PARTY TRANSACTIONS
The Company evaluates its relationships and transactions with related parties in accordance with ASC 850, Related Party Disclosures. Related parties include affiliates, principal owners, management, members of the Board of Directors, and their immediate family members, as well as entities under common control or significant influence.
During the three and six months ended June 30, 2026 and 2025, the Company incurred costs for technical services provided by a supplier that was a major investor in the Company and a member of the Company’s Board of Directors. The supplier ceased to be a related party during the three months ended June 30, 2026.
Costs related to these services were $0.0 million and $0.1 million for the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively. These costs were recorded in General and administrative expense in the Condensed Consolidated Statements of Operations.

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 19 – COMMITMENTS AND CONTINGENCIES
Contractual Commitments
As of June 30, 2026, the Company had outstanding contractual commitments of approximately $488.3 million, primarily related to its Cape Station Phase I and Cape Station Phase II facilities. This amount represents the Company’s contractual obligations under binding supplier contracts, including fixed and variable components.
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

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
NOTE 20 – SUBSEQUENT EVENTS
Management has evaluated subsequent events that occurred after the date of the Condensed Consolidated Balance Sheets through the date the financial statements were issued.
•On July 8, 2026, the Borrowers completed a fourth draw under the Granite Credit Agreement of approximately $25.1 million.
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
Factors that could cause the outcomes to differ materially include (but are not limited to) the following: risks related to expanding our geothermal operations and accessing new markets; challenges in maintaining compliance with extensive environmental regulations and permitting requirements, including evolving climate change initiatives that may impact operational costs; uncertainties in forecasting future operational results and growth due to economic conditions and market demand; inherent risks in the geothermal industry, including potential operational disruptions and associated liabilities; the influence of consumer preferences, government policies, and competition on the demand for geothermal energy; risks associated with fluctuations in energy prices and material costs; dependence on a complex supply chain and successful maintenance of our geothermal infrastructure; financial performance influenced by fluctuations in interest rates, capital availability, and other market conditions; capacity actually constructed or for which we enter power purchase agreements under non-binding agreements, like the Geothermal Framework Agreement with Google Energy LLC (the “GFA”); exposure to legal proceedings and claims arising from our business operations; protecting our brand reputation and facing potential negative public perception; negative public perception and political opposition impacting our ability to secure regulatory approvals and market acceptance; the successful and timely execution of our growth strategy, with risks of delays or failures; reliance on key personnel and the potential impact of labor costs and workforce challenges; heavy reliance on technology systems and potential cybersecurity threats; global economic and political conditions affecting our operations, supply chain, and customer demand; the risk that our estimates of capacity potential and heat initially in place are inaccurate or that we are unable to produce quantities of electrical energy commensurate with such estimates; and other risks and uncertainties, including those set forth under the section entitled “Risk Factors” in this Report.
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
We completed our initial public offering (“IPO”) on May 14, 2026. We are advancing from demonstration to utility-scale commercialization and expect to begin delivering first power at Cape Station in Milford, Utah, which will support multi‑gigawatt power developments (“GeoCluster”). We expect our first standardized Organic Rankine Cycle (“ORC”) power plants (“GeoBlocks”) to be operational at the end of 2026 and to reach approximately 100 megawatts (“MWs”) of operating capacity by early 2027 and 500 megawatts of cumulative operating capacity by the end of 2028. As of June 30, 2026, we had signed 658 megawatts of binding power purchase agreements and other arrangements for the sale of power and related attributes (“PPAs”) with credit-worthy utility and corporate buyers, representing approximately $7.2 billion in potential revenue backlog. We have also entered into a 3-gigawatt GFA, creating a repeatable commercial model that we believe can accelerate deployment.
Recent Developments
On May 14, 2026, we completed our IPO of an aggregate of 80,500,000 shares of Class A common stock of Fervo Energy Company, par value of $0.0001 per share (“Class A common stock”), at a price to the public of $27.00 per share, which includes the exercise in full by the underwriters of their option to purchase an additional 10,500,000 shares of Class A common stock. The gross proceeds from the IPO were approximately $2.2 billion, before deducting underwriting discounts and commissions and estimated offering expenses payable by us. We intend to use the net proceeds from the offering for general corporate purposes, including capital expenditures, continued development of our GeoClusters, expansion of our land holdings portfolio, working capital, and operating expenses.
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
Construction Progress at Cape Station. We are advancing our Cape Station project in Milford, Utah, where we have 500 megawatts of capacity under construction. We expect to deliver first power from Cape Station by late 2026 and to reach approximately 100 megawatts of operating capacity by early 2027. As of the date of this filing, 79 out of 80 governmental permits and approvals necessary to commence commercial operations at Cape Station Phase I have been received, with the remaining permit in process. Moreover, 82 out of 179 governmental permits and approvals necessary to commence commercial operations at Cape Station Phase II have been received, and the remaining 97 are in process.
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
Incremental Public Company Expenses. Following the completion of our IPO, we have incurred and will continue to incur significant expenses that we did not incur as a private company. Those costs include director and officer liability insurance expenses, as well as costs associated with third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, and investor relations activities. These costs are expensed as incurred and included in General and administrative expense in the Condensed Consolidated Statements of Operations.

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
The following table summarizes our key business and operational metrics as of and for the period indicated:

Q2 2026 Key Performance Indicator Summary	As of June 30, 2026, unless otherwise noted
Construction & Operations
Ending active rig count	3
Total capital expenditures during the period (in millions)	$399.3
Commercial
Contracted MW under binding PPAs	658
Contracted revenue backlog (end of period) (in billions) (1)	$7.2
Capital & Liquidity
Unrestricted cash (in millions)	$2,106.4
Available undrawn corporate credit (in millions)	$106.4
Available undrawn non-recourse project debt (in millions)	$191.2
Geothermal Development Portfolio (2)
Mature - Operating (MW)	3
Mature - Under Construction (MW)	500
Mature - Ready to Build (MW)	550
Pipeline - Advanced Development (MW)	3,000
Pipeline - Early Development (MW)	48,550
Prospects - Incremental Land Holdings (net acres)	245,000
Total geothermal lease position (net acres, incl. Prospects)	650,000
_________________
(1) Backlog is calculated using expected energy output over the entire term of each PPA and reflects contracted pricing (including any escalators or indexation) and expected annual energy volume.
(2) Geothermal Development Portfolio data as of August 12, 2026. Refer to the following definitions of the Geothermal Development Portfolio.

Geothermal Development Portfolio
Mature: Represents near-term commercial value and includes projects that are operating, under construction, or ready to build
•Operating: 3 megawatts are currently online and generating power from our pilot project, Project Red.
•Under Construction: 500 megawatts are currently in construction at Cape Station, with commercial contracts in place and physical work underway.
•Ready to Build: 550 megawatts across two different GeoClusters were shovel-ready with initial permits secured to begin construction. These megawatts are backed by calibrated subsurface models, validated against well data and geophysical surveys, and have a clear wellfield development strategy in place. Commercially, we have secured or are in advanced negotiation for offtake and have either obtained interconnection or established a clear, achievable path.
Pipeline: Represents our mid-term growth engine and includes both projects where (i) a go-to-market strategy is established, and key milestones and origination are progressing, and (ii) resource characterization is complete, and feasibility activities are underway. For all Pipeline projects, site control has been secured
•Advanced Development: 3.0 gigawatts were in advanced development. These projects have a go-to-market strategy established, with key development milestones progressing and active origination efforts underway. Typical activities include preliminary permit filings, on-site geological studies work, and submission of interconnection applications.
•Early Development: Over 48 gigawatts were in early-stage development across ten GeoClusters where we have commissioned and received independent HIIP studies and are conducting feasibility activities to validate and confirm the path toward commercial development.
Prospects: Represents long-term expansion and consists of large-scale, high-quality leased acreage positions where preliminary technical assessments and geospatial analyses have delineated capacity potential, but initial development activities have not yet commenced
•Land Holdings: Our remaining portfolio consists of approximately 245,000 acres of leased acreage as of August 12, 2026, with differentiated geothermal resource quality currently maintained in our portfolio. For this category, we have secured leases and identified project areas but have not commenced initial development work.
These three categories (Mature, Pipeline and Prospects) represent the expected progression of our megawatts from those in early development stages to revenue-generating operations.

Results of Operations
Our results of operations, on a consolidated basis, for the fiscal three and six months ended June 30, 2026 and 2025 are set forth and compared below.
Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
The following table sets forth our results of operations for the three months ended June 30, 2026 and 2025 including dollar and percentage change period-over-period:

	Three Months Ended June 30,		Change
(Dollars in thousands, except percentages)	2026	2025	$	%
Revenues	$113	$—	$113	NM
Costs and expenses:
Operation and maintenance	306	158	148	93.7%
Research and development (income) expense, net	(712)	395	(1,107)	280.3%
General and administrative expense	27,427	9,484	17,943	189.2%
Operating lease expense	1,490	205	1,285	NM
Depreciation and amortization	344	56	288	514.3%
Operating loss	(28,742)	(10,298)	(18,444)	179.1%
Other income (expense):
Interest income	10,521	601	9,920	NM
Interest expense	(2,215)	(1,739)	(476)	27.4%
Other non-operating expense, net	(35,478)	—	(35,478)	NM
Loss before income taxes	(55,914)	(11,436)	(44,478)	388.9%
Income tax expense	(1)	(2)	1	50.0%
Net loss	$(55,915)	$(11,438)	$(44,477)	388.9%
Certain percentage changes are considered not meaningful (“NM”).

Revenues
Revenues increased by $0.1 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Revenues relate to ancillary fees associated with rights to geothermal production and are not expected to be a significant component of our long-term revenue, as we have not yet commenced large-scale commercial operations. The change was not material to overall results.
Operation and Maintenance
Operation and maintenance expenses increased approximately $0.1 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily attributable to modest increases in contracted labor, engineering support and site evaluation activities. The change was not material to overall results.
Research and Development (Income) Expense, Net
Research and development (“R&D”) (income) expense, net improved by approximately $1.1 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, shifting the net R&D expense of $0.4 million in the prior-year period to net R&D income of $0.7 million in the current period. R&D income, net reflects the excess of grant proceeds over qualifying R&D expenditures and is impacted by both the level of the underlying research activity and the timing of grant receivables. The improvement was primarily driven by higher grant proceeds relative to qualifying R&D expenditures in the current period.

General and Administrative Expense
General and administrative expense increased by $17.9 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by higher employee-related costs and additional administrative and operational support functions required to support our growth.
Employee‑related expenses increased by $8.2 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to workforce growth as we expanded our technical, operational, and administrative functions to support project development, execution, and corporate operations. Headcount increased by 103 employees from 158 employees as of June 30, 2025 to 261 employees as of June 30, 2026.
Additional increases in general and administrative expense consisted of $4.8 million attributable to professional services and third-party support fees, $1.4 million attributable to insurance and surety bond expenses associated with our expanding asset base and operational footprint and $0.7 million due to higher software, information technology, and data‑related costs, including licensing fees and cloud‑based services. The remaining changes were not individually significant period-over-period.
Operating Lease Expense
Operating lease expense increased by $1.3 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to additional lease arrangements supporting the expansion of our geothermal portfolio across approximately 630,000 acres. The increase reflects growth in our operating lease portfolio from 205 leases as of June 30, 2025 to 255 leases as of June 30, 2026. These lease arrangements primarily relate to geothermal resource rights, as well as office facilities and equipment rentals.
Depreciation and amortization
Depreciation and amortization increased by $0.3 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to additional non-geothermal assets placed in service.
Interest Income and Expense
Interest income increased by $9.9 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to higher average cash balances following our successful IPO in May 2026.
Interest expense increased by $0.5 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to higher outstanding debt balances. Total debt increased by $162.5 million as of June 30, 2026 compared to June 30, 2025, reflecting borrowings under the senior secured project financing facility entered into in March 2026 (“Project Granite Facility”) and Mercuria Energy Trading SA (“Mercuria”), which include our credit agreement (the “Mercuria Credit Facility”) and the letter of credit facility (the “Mercuria Letter of Credit Facility”) to support our growth and operations. The increase was partially offset by a gain on interest rate swaps recognized during the period ended June 30, 2026.
Other Non-Operating Expense, Net
Other non-operating expense, net increased by $35.5 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was driven by a $26.9 million non-cash loss related to the fair value remeasurement of warrants and a $9.0 million loss on extinguishment of debt related to the XRC Facility. These increases were partially offset by a $0.4 million gain from the remeasurement of a bifurcated embedded derivative associated with our project-level subsidiary Cape Phase I Intermediate HoldCo, LLC (“Cape PI Intermediate HoldCo”) with Centaurus Capital LP (“Centaurus”).

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
The following table sets forth our results of operations for the six months ended June 30, 2026 and June 30, 2025 including dollar and percentage change period-over-period:

	Six Months Ended June 30,		Change
(Dollars in thousands, except percentages)	2026	2025	$	%
Revenues	$174	$—	$174	NM
Costs and expenses:
Operation and maintenance	788	410	378	92.2%
Research and development (income) expense, net	(784)	359	(1,143)	318.4%
General and administrative expense	44,417	17,163	27,254	158.8%
Operating lease expense	4,110	2,194	1,916	87.3%
Depreciation and amortization	437	103	334	324.3%
Operating loss	(48,794)	(20,229)	(28,565)	141.2%
Other income (expense):
Interest income	13,336	2,629	10,707	407.3%
Interest expense	(4,932)	(2,966)	(1,966)	66.3%
Other non-operating expense, net	(47,354)	(16)	(47,338)	NM
Loss before income taxes	(87,744)	(20,582)	(67,162)	326.3%
Income tax expense	(1)	(2)	1	50.0%
Net loss	$(87,745)	$(20,584)	$(67,161)	326.3%
Certain percentage changes are considered not meaningful (“NM”).

Revenues
Revenues increased by $0.2 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Revenues relate to ancillary fees associated with rights to geothermal production and are not expected to be a significant component of our long-term revenue, as we have not yet commenced large-scale commercial operations. The change was not material to overall results.
Operation and Maintenance
Operation and maintenance expenses increased approximately $0.4 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily attributable to modest increases in contracted labor, engineering support and site evaluation activities.
Research and Development (Income) Expense, Net
Research and development (“R&D”) (income) expense, net improved by approximately $1.2 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, shifting the net R&D expense of $0.4 million in the prior-year period to net R&D income of $0.9 million in the current period. R&D income, net reflects the excess of grant proceeds over qualifying R&D expenditures and is impacted by both the level of the underlying research activity and the timing of grant receivables. The improvement was primarily driven by higher grant proceeds relative to qualifying R&D expenditures in the current period.
General and Administrative Expense
General and administrative expense increased by $27.3 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by higher employee-related costs and additional administrative and operational support functions required to support our growth.

Employee‑related expenses increased by $15.6 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to the cumulative impact of workforce growth to support project development, execution, and corporate operations. The expansion of our employee base resulted in higher compensation-related costs, including salaries, payroll taxes, health and welfare benefits, performance‑based bonuses, stock‑based compensation, and retirement plan contributions.
Additional increases in general and administrative expense consisted of $6.4 million in legal and professional services, primarily related to external advisory, compliance and public company readiness activities associated with scaling the business, $2.0 million attributable to higher software, information technology, and data‑related costs, including licensing fees and cloud‑based services, and $2.1 million for insurance and surety bond expenses associated with our expanding asset base and operational footprint. The remaining changes were not individually significant period-over-period.
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
Operating Lease Expense
Operating lease expense increased by $1.9 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily attributable to additional geothermal resource rights and other lease arrangements supporting our expansion of our geothermal portfolio across approximately 630,000 acres.
Depreciation and amortization
Depreciation and amortization increased $0.3 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to additional non-geothermal assets placed in service.
Interest Income and Expense
Interest income increased by $10.7 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to higher average cash balances following our successful IPO in May 2026.
Interest expense increased by $2.0 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to higher outstanding debt balances associated with borrowings under the Project Granite Facility and Mercuria financing arrangements. The increase was partially offset by a gain on interest rate swaps recognized during the period ended June 30, 2026.
Other Non-Operating Expense, Net
Other non-operating expense, net increased by $47.3 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily driven by a $40.0 million non-cash loss related to the fair value remeasurement of warrants and a $9.0 million loss on extinguishment of debt related to the XRC Facility. These increases were partially offset by a $1.6 million gain from the remeasurement of a bifurcated embedded derivative associated with Cape PI Intermediate HoldCo’s arrangement with Centaurus. The remaining changes were not individually significant period-over-period.

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
As of June 30, 2026, our liquidity position consisted of $2.1 billion of unrestricted cash and cash equivalents and $11.0 million of restricted cash. Our cash and cash equivalents are primarily maintained in highly liquid money market funds and deposit accounts with large financial institutions. In addition, we had access to the following undrawn borrowing capacity: $70.0 million under our Mercuria Credit Facility, $36.4 million under our Mercuria Letter of Credit Facility, and $157.8 million under our Project Granite Facility. We also entered into a letter of credit facility (the “Project Granite Letter of Credit Facility”) and had $33.4 million of undrawn borrowing capacity available thereunder.
On May 14, 2026, we completed our IPO of an aggregate of 80,500,000 shares of Class A common stock at a price of $27.00 per share, which includes 10,500,000 of the Class A common stock issued upon the underwriters’ full exercise of their option to purchase additional shares. The gross proceeds from the IPO were approximately $2.2 billion, before deducting underwriting discounts and commissions and estimated offering expenses payable by us.
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
See further discussion of our available liquidity as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” section below, along with Note 3 – Debt and Off-Balance Sheet Arrangements and Note 20 – Subsequent Events in the notes to condensed consolidated financial statements.
Catalyst and Centaurus Financing Agreements
Our Cape Station Phase I project is financed through agreements with Granite Energy InvestCo, LLC (“Catalyst”) and Centaurus. The financing arrangements are held through Cape PI HoldCo, LLC and Cape PI Intermediate HoldCo, LLC, which are consolidated by the Company and accounted for as variable interest entities ("VIEs"). These arrangements involve project-level preferred equity with priority distribution waterfalls that must be satisfied before any cash is available to the Company. Distributions under both financings are contingent upon the project achieving commercial operations and generating distributable cash flow; accordingly, we do not expect preferred distributions to be required during the 12-month period following June 30, 2026.
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

See Note 12 – Variable Interest Entity and Note 13 – Noncontrolling Interests of the notes to the condensed consolidated financial statements for further discussion.
Capital Requirements
Our capital requirements for 2026 and beyond are expected to remain substantial as we advance multiple GeoBlocks toward commercial operation, including Cape Station. While we have not yet achieved significant revenue generation, we anticipate our funding needs will include continued capital expenditures for projects under construction, such as Cape Station, exploration and development costs for new geothermal sites across our approximately 630,000-acre portfolio, personnel costs and general and administrative expense as we scale our organization and technical capabilities, and working capital to support expanded operations.
Beginning with this Report, we have transitioned our capital expenditure disclosure from a rolling 12-month basis to a calendar-year basis, which we believe better aligns with how we plan and budget our capital program and improves comparability across reporting periods. As of June 30, 2026, we project total capital expenditures for the remainder of 2026 of approximately $850.0 million to $900.0 million, driven primarily by drilling, well completion, and continued construction activities at our Cape Station Phase I and Phase II facilities, as well as early and advanced development activities across our portfolio, including permitting, engineering, site development, long-lead equipment procurement, and resource characterization. Capital expenditures incurred during the six months ended June 30, 2026 were $399.3 million (see Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements). Accordingly, total capital expenditures for the year ending December 31, 2026 are currently projected to be approximately $1.3 billion. This full-year estimate is consistent with our previously disclosed expectation of approximately $2.2 billion of cumulative capital expenditures for Cape Station Phase II through 2028 and does not reflect a change in our underlying development plan.
Based on current conditions, we believe our capital resources are sufficient to meet our financial obligations and fund our planned development activities. As a company with significant development activities transitioning toward commercial operations, we continue to rely on external financing to fund our operations and growth initiatives.
Indebtedness
XRC Facility
During 2024 and 2025, Cape Generating Station 3 LLC and Cape Generating Station 5 LLC, two of our wholly owned subsidiaries, issued three promissory notes under the XRC Facility. On April 14, 2026, we repaid all outstanding borrowings under the XRC Facility using proceeds from the Project Granite Facility, and the facility was terminated. See Note 3 – Debt and Off-Balance Sheet Arrangements in the notes to condensed consolidated financial statements for further discussion.
Mercuria Credit Facility and Letter of Credit Facility
During 2024, Fervo HoldCo LLC, one of our wholly owned subsidiaries, entered into the $40.0 million Mercuria Credit Facility and $80.0 million Mercuria Letter of Credit Facility. In May 2025, the Mercuria Credit Facility was amended to increase the term loan from $40.0 million to $100.0 million.
As of June 30, 2026, Fervo HoldCo LLC had drawn $30.0 million under the Mercuria Credit Facility and $43.6 million under the Mercuria Letter of Credit Facility. The Mercuria Credit Facility matures on November 20, 2027, while the Mercuria Letter of Credit Facility matures on the earlier of November 20, 2027 or upon acceleration of its obligations due to an event of default.
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
As of June 30, 2026, we were in compliance with all restrictive and financial covenants.

Project Granite Facility
In March 2026, our subsidiaries, Cape Phase I Borrower LLC and Phase I WellCo LLC (the “Borrowers”) entered into a senior secured credit agreement (“Granite Credit Agreement”) to finance the development of our Cape Station Phase I project. The facility provides for aggregate commitments of approximately $421.4 million, consisting of (i) a construction loan facility, (ii) a tax credit transfer bridge loan facility, (iii) multiple letter of credit facilities, and (iv) a term loan facility that will refinance the construction loans upon satisfaction of specified conversion conditions.
As of June 30, 2026, the Borrowers had $212.3 million outstanding under the construction loan and tax credit transfer bridge loan facility and $17.9 million outstanding under the Project Granite Letter of Credit Facility. The proceeds financed third-party debt issuance costs, agency fees and upfront lender fees incurred upon execution of the Granite Credit Agreement. As of June 30, 2026, we had access to undrawn borrowing capacity of $157.8 million, consisting of the construction loan facility and a tax credit transfer bridge loan facility and $33.4 million under our Project Granite Letter of Credit Facility.
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
Net Operating Losses (“NOL”) and Valuation Allowance
We have significant NOLs that may provide future offset to taxable income during the applicable carryover periods. As of June 30, 2026, we had approximately $124.0 million of net operating loss carryforwards for federal tax purposes, all of which are indefinitely lived. We continue to assess whether the deferred tax assets are likely to be realized based on future taxable income and the reversal of deferred tax liabilities. Because we have limited historical earnings, we believe it is still more likely than not that these assets will not be utilized, so a valuation allowance remains on the net deferred tax asset balance.
Cash Flow Activities
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Beginning cash, cash equivalents and restricted cash	$467,836	$199,428
Net cash (used in) provided by:
Operating activities	(43,773)	6,221
Investing activities	(399,278)	(213,368)
Financing activities	2,092,586	102,465
Net increase (decrease) in cash, cash equivalents and restricted cash	1,649,535	(104,682)
Ending cash, cash equivalents and restricted cash	$2,117,371	$94,746
Net Cash Used in Operating Activities
Net cash used in operating activities increased by $50.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by a higher net loss, partially reduced by higher non-cash items during the period.
Net loss, excluding non-cash activities, was $26.0 million for the six months ended June 30, 2026 compared to $17.0 million in the prior year period, which contributed to a $9.0 million increase in cash used in operating activities. Such increase reflects higher underlying cash operating expenses, including employee-related costs and other operating expenditures, as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” section above.
Changes in operating assets and liabilities used $17.8 million of cash in the current period compared to $23.3 million cash provided in the prior year period, representing a $41.1 million decrease. This decrease was primarily driven by lower inflows from deposits of $15.3 million, reflecting fewer releases and increased funding of performance bond deposits, as well as higher cash outflows from prepaid expenses and other of $24.7 million and net changes in grant receivables and other assets and liabilities of $9.6 million, primarily due to timing of vendor payments and operating cost disbursements. This was partially offset by favorable change in accounts payable of $8.5 million, reflecting the timing of payments of operating and administrative expenses between periods.
Net Cash Used in Investing Activities
Cash used in investing activities during the six months ended June 30, 2026 and the six months ended June 30, 2025 related entirely to capital expenditures, which increased by $185.9 million during the six months ended June 30, 2026 compared to the prior year period.
This increase reflects accelerated project development activities as we advanced GeoBlocks toward construction and operation. Capital expenditures during the six months ended June 30, 2026 were driven primarily by construction activities at Cape Station, including the drilling and completion of production and injection wells, development of surface facilities, and construction of related infrastructure necessary to support future commercial power generation.
Of our total capital expenditures during the six months ended June 30, 2026, the majority of spending was non‑discretionary, necessary to advance GeoBlocks already under development. They consisted of costs required to complete in‑process GeoBlocks, satisfy regulatory and safety requirements, and meet contractual milestones.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased by $2.0 billion during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Net cash provided by financing activities during the six months ended June 30, 2026 was primarily attributable to $2.0 billion of proceeds from our IPO. We also received $212.3 million of proceeds from the Project Granite Facility that were partially offset by $20.9 million of third-party debt issuance costs and $152.1 million repayment of long-term debt. In addition, we received $18.7 million of cash proceeds from the exercise of warrants and $1.2 million of proceeds from the issuance of common stock.
For the six months ended June 30, 2025, net cash provided by financing activities primarily reflected proceeds from equity and debt financings completed during the year, including $81.2 million of proceeds from subsidiary stock, net of issuance costs, $23.0 million of net proceeds from the XRC Facility and Mercuria, and $0.2 million of proceeds from the issuance of common stock. These financing inflows were partially offset by $2.0 million of cash used for the repurchase of treasury stock during the period.
Contractual Obligations and Commitments
Our contractual obligations consist of purchase commitments, long-term debt and related interest payments, and operating lease obligations. We have entered into commitments with suppliers for materials and services to support the development and construction of our geothermal projects. As of June 30, 2026, we had total supplier contractual commitments of $488.3 million, the majority of which relates to our Cape Station Phase I and Cape Station Phase II facilities. See Note 3 – Debt and Off-Balance Sheet Arrangements, Note 8 – Leases and Note 19 – Commitments and Contingencies of the notes to the condensed consolidated financial statements, for further information on our commitments.

We also have distribution requirements under the Catalyst and Centaurus Financing Agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Sources and Uses of Liquidity — Catalyst and Centaurus Financing Agreements” for additional information.
Off-Balance Sheet Arrangements
In addition to the Mercuria Letter of Credit Facility and Granite Letter of Credit Facility described above, we maintain surety bond arrangements to support our contractual obligations under PPAs, land development agreements, and construction contracts. As of June 30, 2026, we had $64.8 million in outstanding surety bonds. We expect our surety bond requirements to increase as we continue to develop our geothermal projects and enter into additional commercial agreements.
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
Additionally, we are a “smaller reporting company,” or “SRC”, as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will be a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of common stock held by non-affiliates did not exceed $250.0 million as of the prior June 30, or (2) our annual revenues did not exceed $100.0 million during such completed fiscal year and the market value of common stock held by non-affiliates did not exceed $700.0 million as of the prior June 30.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2026. See “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures about Market Risk" included in our IPO Prospectus, along with the “Risk Factors” in this Report, for a more complete discussion of the market risks we consider.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, as required by Rules 13a‑15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses in our internal control over financial reporting described below.
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
Remediation Plan
We have begun to take, and intend to continue taking, steps to remediate the material weaknesses described above. Our remediation efforts include designing and implementing effective internal controls measures to improve our evaluation of disclosure controls and procedures and internal control over financial reporting. Specifically, we are enhancing segregation of duties through organizational changes and role design, implementing and strengthening information technology general controls, including user access and change management controls, and expanded our accounting and financial reporting team with individuals who have public company and technical accounting experience. However, these material weaknesses will not be considered remediated until the applicable controls have been in place for a sufficient period of time and have been tested and determined to be operating effectively.
We can give no assurance that additional material weaknesses will not be identified in the future. While we remain an emerging growth company, we are not required to provide an attestation report on internal control over financial reporting from our independent registered public accounting firm.
Changes in Internal Control Over Financial Reporting
Except for the remediation activities described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not currently party to any material legal proceedings. See Note 19 – Commitments and Contingencies in the notes to condensed consolidated financial statements.
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
The capital expenditures we expect to incur as we complete the development of our future projects will be significant, including wellfield drilling and completions for EGS reservoirs and procurement of binary, air-cooled ORC power plants. Our standardized modular approach contemplates deployment across GeoClusters via 50-megawatt GeoBlocks, and our estimate of capital expenditures to construct a single GeoBlock was approximately $7,000/kW as of June 30, 2026, inclusive of wellfield, surface facilities and plant equipment. As of June 30, 2026, we currently estimate capital expenditures of approximately $850.0 million to $900.0 million for the remainder of 2026, a majority of which relates to our facilities at Cape Station. Although we currently hold certain federal approvals that have already undergone National Environmental Policy Act (“NEPA”) review covering approximately 2 gigawatts of capacity potential, a portion of these capital expenditures (including exploration, geophysical surveys, test and delineation wells, stimulation, and other reservoir development activities) must be incurred before we obtain, or can finalize, certain material permits, land use authorizations, and approvals that are outside the scope of NEPA review, including site‑specific well permits (e.g., drilling, injection and production well permits), water rights and related authorizations, and state and local permits and approvals (such as land use, building, grading, cultural and environmental, and air and noise permits). As of the date of this filing, 79 out of 80 governmental permits and approvals necessary to commence commercial operations at Cape Station Phase I have been received, and the single remaining necessary permit is in process. Moreover, 82 out of 179 governmental permits and approvals necessary to commence commercial operations at Cape Station Phase II have been received, and the remaining 97 are in process. Of those in-process approvals and permits, all are individual, administrative geothermal well permits or administrative county permits, and we do not currently expect any material delays, conditions or denials with respect to any of these pending permits. If any such permits or approvals are delayed, impose burdensome conditions, or are not granted, the investments we make ahead of permitting may be stranded, impaired, or require redesign, leading to write‑offs, additional costs, and schedule slippage.
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
We depend on transmission facilities owned and operated by others to deliver the power we sell from our power plants to our customers. If transmission is disrupted, or if the transmission capacity infrastructure is inadequate, or if there is a failure that requires a long shutdown for repair, or if curtailment is required due to load system inefficiency, our ability to sell and deliver power to our customers may be adversely impacted and we may either incur additional costs or forego revenues. For example, if a transmission provider curtails our facility or recalls our transmission rights, we could experience prolonged or repeated outages, face liquidated damages or termination under our PPAs, face damages under tax credit sales agreements, and face potential defaults under financing arrangements. In addition, lack of access to new transmission capacity may affect our ability to develop new projects. Existing congestion of transmission capacity, as well as expansion of transmission systems and competition from other developers seeking access to expanded systems, could also affect our performance. Although our modular GeoCluster approach may offer interconnection optionality at multi-gigawatt sites, new transmission remains uncertain, and behind-the-meter opportunities with data centers may not be available or sufficient to offset transmission constraints.
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
Prior to February 2017, we conducted no business operations and we recorded no revenue or expenses. During the three and six months ended June 30, 2026, we reported net losses of $55.9 million and $87.7 million, respectively. During the three and six months ended June 30, 2025, we reported net losses of $11.4 million and $20.6 million, respectively.
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
Our ability to generate sales of electricity following COD at each of our projects depends on our ability to successfully commence and maintain production under our PPAs. We expect to begin delivering first power from our 500-megawatt Cape Station project in the fourth quarter of 2026, and to reach approximately 100 megawatts of operating capacity in the first quarter of 2027. However, there is no guarantee that we will achieve such CODs within those timeframes or at all. We may fail to receive the required approvals and permits from governmental and regulatory agencies for our projects. As a result, there can be no assurance as to when we will commence deliveries under our PPAs, and therefore when, if at all, we will commence generating revenues and operating cash flows from our PPAs. If we do not commence operations under our PPA on Cape Station Phase I (Unit 1), Cape Station Phase I (Units 2-3), and Cape Station Phase II by the COD under the applicable PPA, we will incur liquidated damages under the provisions of the applicable PPA. If we do not commence operations within six months of the applicable PPA COD deadline, our counterparty has the right to terminate the contract. Accordingly, there is significant uncertainty about our ability to maintain profitability and operating cash flows.
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
As of June 30, 2026, substantially all of our GeoBlocks under construction were located in Utah. We also intend to expand our operations into Nevada in the long term. In addition, we expect much of our near-term future growth to occur in these same markets and throughout the western United States, further concentrating our operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, permitting, political, weather and other conditions in such markets and in other markets that may become similarly concentrated. Any of these conditions, even if only in one such market, could have a material adverse effect on our business, financial condition and results of operations.
We are exposed to the credit and financial condition of our offtakers. We currently have [two] long-term PPAs related to Cape Station. Because our contracts are long-term, we may be adversely affected if the credit quality of any of these customers were to decline or if their respective financial conditions were to deteriorate or if they are otherwise unable to perform their obligations under our long-term contracts. While we have executed binding offtake agreements with credit-worthy counterparties in certain cases, long-term exposure to a concentrated offtaker base remains a risk.
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
These contracts were executed at attractive prices, representing approximately $7.2 billion in potential revenue backlog. Backlog is calculated using expected energy output, as defined in each PPA, over the entire term of each PPA and reflects contracted pricing (including any escalators or indexation) and full counterparty performance, taking credit for all 658 megawatts of executed PPAs as of June 30, 2026. We are actively engaging energy buyers for additional capacity, which is not included in backlog. Backlog is an operating metric and may change based on project timing, production variability or curtailment, and potential contract amendments or termination.
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
Our failure to meet these milestones and other criteria, including minimum quantities, may result in price concessions and may result in the termination of our PPAs, in which case we would lose any future cash flow from the relevant project and may be required to pay fees and penalties to our counterparty. Specifically, with respect to project completion risk, if we do not commence operations under our PPA on Cape Station Phase I (Unit 1), Cape Station Phase I (Units 2-3) and Cape Station Phase II by the COD under the applicable PPA, we will incur liquidated damages under the provisions of the applicable PPA. If we do not commence operations within six months of the applicable PPA COD deadline, our counterparty has the right to terminate the contract. If our PPAs are terminated, it could materially and adversely affect the development of our geothermal power plants, our results of operations, and cash flow unless we are able to replace the PPA on similar terms. Additionally, we cannot assure you that we will be able to perform our obligations under such agreements or that we will have sufficient funds to pay any fees or penalties thereunder.
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
Certain contracts in our portfolio will be subject to re-contracting in the future. For example, the average remaining term of our existing PPAs was approximately 15 years as of June 30, 2026. If prices in our market change at the time of such re-contracting, it may impact our ability to re-negotiate or replace these contracts on terms that are acceptable to us, or at all. In addition, a concentrated pool of potential buyers for our products and services may restrict our ability to negotiate favorable terms under new contracts or existing contracts that are subject to re-contracting.
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
We do not own the land on which the projects in our portfolio are located and they generally are, and our future projects may be, located on land occupied under long-term easements, leases and rights-of-way. As of June 30, 2026, approximately 63.3% of our acreage was located on land owned by the United States federal government,

5.7% was located on state lands, and 31.0% was located on privately-owned land. As of June 30, 2026, our easements, leases and rights-of-way had a weighted average remaining term of approximately 7 years with scheduled expirations of approximately 6.0% in years 2026 to 2028, 55.0% in years 2029 to 2031, and 39.0% thereafter, in each case excluding any unexercised renewal options. A majority of our leases are issued by the BLM and include renewal options exercisable at our discretion. The standard BLM lease provides an initial ten-year term followed by two five-year renewal options. We currently anticipate exercising renewal options for our leases, including those with near-term scheduled expirations in 2026 to 2028, and we do not expect any material lease expirations in the near term. Additionally, these BLM leases contain acreage that is subject to extension provided certain conditions are met, including a minimum amount of expenditures per acre and the provision of certain geologic information to the BLM, which enables us to extend the lease term for as long as we continue to meet such conditions.
The ownership interests in the land subject to these easements, leases and rights-of-way may be subject to mortgages securing loans or other liens and other easements, lease rights and rights-of-way of third parties that were created prior to our projects’ easements, leases and rights-of-way. As a result, some of our projects’ rights under such easements, leases or rights-of-way may be subject to the rights of these third parties. While we perform title searches, record our interests in the real property records of the projects’ localities and enter into non-disturbance agreements to protect ourselves against these risks, such measures may be inadequate to protect against all risk that our rights to use the land on which our projects are or will be located and our projects’ rights to such easements, leases and rights-of-way could be lost or curtailed. Additionally, our operations located on properties owned by others are subject to termination for violation of the terms and conditions of the various easements, leases or rights-of-way under which such operations are conducted.
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
Our exposure to these risks is heightened because a portion of our contracted revenue backlog is tied to utility counterparties whose PPAs depend on the continued operation of projects located on such lands. As of June 30, 2026, we had PPAs with several utilities, representing approximately $5.7 billion of our approximately $7.2 billion contracted backlog revenue. Any loss or curtailment of our rights to use project lands as a result of any lienholders or land rights holders with superior rights, or any BLM suspension of federal rights-of-way grants, could therefore result in delays, penalties, or defaults under such PPAs and materially reduce our expected backlog realization.
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
As of June 30, 2026, we held approximately 630,000 acres of geothermal leasehold interests across seven jurisdictions, including California, Colorado, Idaho, Nevada, New Mexico, Utah, and Washington, consisting of approximately 63.3% federal leases and approximately 36.7% state or private leases, and a majority of our leases have a 10-year initial term, and in most cases, extension options. Our growth strategy depends on our ability to add to this lease position on acceptable terms. Geothermal lease auctions and negotiated lease processes are becoming more competitive as interest in geothermal development increases among incumbent energy companies, independent developers, and financial investors. We may be out-competed by better-capitalized counterparties—including large integrated energy companies and “super majors” that can bid more aggressively, accept more burdensome terms, or move more quickly in lease processes. Greater competition for attractive acreage could result in higher bonus bids, rentals, royalties, work commitments, or other burdensome lease terms, as well as longer lead times to secure rights. As a result, we may be unable to secure prospective acreage in our target areas, or may be forced to accept higher-cost or less favorable terms than those assumed in our business plan. Moreover, we assembled our current position at a weighted average of approximately $4.0 per acre during a period of minimal competition between 2019 and 2021, in sharp contrast to current U.S. Bureau of Land Management lease sales in Utah and Nevada, where maximum bids reached $344.0 and $410.0 per acre, respectively, in 2025. There is no assurance that we will be able to obtain additional lease rights in the locations, quantities, timing, or at the cost we anticipate, or at all. If we are unable to expand or maintain our lease position at competitive prices, our project pipeline, drilling schedule, and long-term growth plans could be delayed, downsized, or otherwise adversely affected, and our capital intensity and unit costs could increase materially.
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
However, data center development has faced increasing public scrutiny and community opposition, including in states where we plan to develop projects, based on concerns about electricity rates, infrastructure costs, land use, grid strain and water consumption. In response, governmental authorities, utility regulators, and interest groups have proposed or adopted measures affecting data center development and energy procurement. These include siting restrictions or moratoria, specialized tariffs for large loads, ratepayer protection and cost-allocation requirements, and changes in the treatment of co-located or behind-the-meter arrangements.
Additionally, there is no assurance that these forecasts of load growth will be accurate or that the anticipated load growth will occur as projected. Factors such as evolving technology, improvements in energy efficiency, changes in economic conditions, shifts in government policy or regulation, community opposition to data center development, and project delays or cancellations by significant expected offtakers (including data center facilities) could reduce or slow demand for electricity relative to current expectations. If the anticipated load growth fails to materialize, it could have a material adverse effect on our business, financial condition, and results of operations. Reduced need for behind-the-meter power, delayed or cancelled data center builds or increased baseload power on the grid could lead to fewer PPAs with creditworthy offtakers, lower revenue and diminished growth prospects, materially harming our financial condition and operating results.
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
Unlike conventional generators that procure external fuel, our “fuel” is the heat extracted from reservoirs where permeability has been enhanced through stimulation. If reservoir performance does not meet expectations or declines faster than anticipated, whether due to subsurface heterogeneity, thermal drawdown, hydraulic connectivity, mineral scaling, or operational imbalances, available heat may be insufficient to support targeted output or availability. In such cases, we may be required to incur additional capital to drill new wells or laterals, remediate wells, or modify plant operations, and we could be unable to meet fixed minimum performance or availability standards under certain PPAs. Any resulting shortfalls, damages, capacity de‑rates, or termination rights could materially and adversely affect our business, financial condition, results of operations and cash flows. As of June 30, 2026, we had supplier contractual commitments of $488.3 million, which primarily relate to our Cape Station Phase I and Cape Station Phase II facilities.
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
As of June 30, 2026, we had $242.3 million in aggregate principal amount outstanding under our Mercuria Credit Facility and Project Granite Facility. On April 14, 2026, we used the proceeds from the new Project Granite Facility to repay the XRC Facility. The Project Granite Facility is secured by the project-level assets and equity interests of the borrower subsidiaries, contains customary covenants and includes customary events of default, the occurrence of which could result in acceleration of the obligations thereunder or foreclosure on the pledged collateral. Our ability to meet our payment obligations under our existing financing arrangements depends on our future cash flow performance. This is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that may be beyond our control. There can be no assurance that our business will generate positive cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions. In addition, delays in GeoBlock deployment, interconnection, or permitting within a GeoCluster could affect project-level cash flows and covenant compliance.
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
Our existing federal environmental approvals may not be sufficient to support the full capacity we anticipate developing at Cape Station.
Developing the full capacity we anticipate at Cape Station may require federal environmental reviews and approvals beyond those we have already obtained. Those approvals are based on assumptions regarding the amount and location of surface disturbance associated with well pads, roads, pipelines, power plants, interconnection facilities and the spacing of our GeoBlocks. These assumptions depend on project design, drilling methods and subsurface conditions and may change as development progresses.
If the surface disturbance required for development exceeds that contemplated by our existing approvals, we may be required to amend those approvals, complete supplemental environmental review or obtain additional permits or other governmental approvals. The timeline to obtain such amendments or additional approvals is uncertain. We may not obtain any required amendments or additional approvals on our anticipated timeline, on acceptable terms or at all, and applicable government agencies may impose additional mitigation measures, operating restrictions or project design changes. Any resulting delays, conditions or denials could increase costs, delay construction, reduce the capacity we are able to develop or require changes to our development plans, any of which could materially and adversely affect our business, financial condition and results of operations.
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
We are subject to extensive regulation by North American Electric Reliability Corporation standards, and non-compliance or changes in these standards could materially and adversely affect our business and operations.
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
Our Class B common stock is beneficially owned by our Co-Founders, Tim Latimer and Jack Norbeck, PhD., who also serve as our Chief Executive Officer and Chief Technical Officer, respectively, whose interests may differ from or conflict with the interests of our other stockholders. Each share of our Class A common stock is entitled to one vote per share. Each share of our Class B common stock is entitled to 40 votes per share. Because of the forty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. Our Co-Founders hold all of the issued and outstanding shares of our Class B common stock and, accordingly, beneficially own approximately 2.6% of our outstanding capital stock and control approximately 52.0% of the voting power of our outstanding capital stock. Assuming all outstanding stock options held by the Co-Founders that are exercisable on or before December 31, 2026 are exercised (2,792,155 shares), the Co-Founders would control approximately 59.6% of the combined voting power of our outstanding capital stock. As a result, our Co-Founders will have the ability to exercise control over our affairs, including control over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. Our Co-Founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. For example, our Co-Founders may have a different tax position or other differing incentives from other stockholders that could influence their decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness or take other actions. Additionally, our Co-Founders may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests.
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
As of August 10, 2026, we had 286,977,787 shares of Class A common stock outstanding and 7,785,412 shares of Class B common stock outstanding. Our Amended Charter authorizes us to issue these shares of Class A common stock and options relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved shares for issuance under the Fervo 2026 Incentive Award Plan (the “2026 Plan”). Any Class A common stock and Class B common stock that we issue, including under the 2026 Plan or other incentive plans that we have adopted or we may adopt in the future, would dilute the percentage ownership held by our existing stockholders. In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.
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
In connection with our IPO, we and all directors and executive officers and the holders of approximately 99.0% of our outstanding stock and stock options agreed to lock-up restrictions that, subject to certain exceptions, prohibit sales or hedging of our Class A common stock without the prior written consent of J.P. Morgan Securities LLC and BofA Securities, Inc. The lock-up period is expected to expire on or about November 10, 2026. We have reserved 35,107,737 shares under our 2026 Incentive Award Plan that will become eligible for sale once issued. As these shares reach the market, or are perceived as likely to, the market price of our Class A common stock could decline.
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
Equity Plan-Related Issuances
From April 1, 2026 through May 14, 2026, we issued and sold to our employees and directors an aggregate of 559,900 shares of our common stock upon the exercise of stock-based awards granted under our 2019 Stock Incentive Plan for an aggregate exercise price of $0.4 million, after giving effect to the Reverse Stock Split effected on May 14, 2026.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, none of our directors or “officers” (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

Fervo Energy Company

	By:	/s/ Tim Latimer
Tim Latimer
Chief Executive Officer
Date: August 13, 2026		(Principal Executive Officer)

	By:	/s/ David Ulrey
David Ulrey
Chief Financial Officer
Date: August 13, 2026		(Principal Financial Officer)