Form 10-Q
period 2026-09-30
Fervo Energy Co
filed 2026-11-10
CIK 1853868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☒ No ☐
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
Yes ☐ No ☒
As of November 5, 2026, the number of shares of the registrant’s Class A common stock outstanding was 287,225,439, and the number of shares of the registrant’s Class B common stock outstanding was 7,795,412.

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Fervo Energy Company and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(Dollars and shares in thousands)	As of September 30,	As of December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,916,477	$461,836
Grant receivables	9,504	10,580
Prepaid expenses and other	21,367	9,714
Total current assets	1,947,348	482,130
Property, plant and equipment, net	1,491,721	793,234
Operating leases right-of-use assets	106,600	58,713
Deferred tax assets	29,911	—
Deposits	17,696	15,234
Restricted cash	11,000	6,000
Other long-term assets	34,271	9,857
Total assets	$3,638,547	$1,365,168
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,461	$10,789
Accrued capital expenditures	163,765	119,303
Current portion of long-term debt	18,686	—
Operating lease liabilities	32,154	4,822
Other current liabilities	11,061	16,997
Total current liabilities	245,127	151,911
Long-term debt, net of issuance costs and current portion	282,923	172,837
Operating lease liabilities	97,546	72,639
Other long-term liabilities	2,821	11,407
Total liabilities	628,417	408,794
Commitments and Contingencies (Note 19)

Mezzanine equity
Redeemable convertible preferred stock, par value $0.0001 per share; 0 and 283,546 authorized; 0 and 279,995 issued and outstanding as of September 30, 2026 and December 31, 2025	—	1,022,942
Redeemable noncontrolling interests
Cape Phase I HoldCo - Redeemable noncontrolling interest	106,408	102,586
Cape Phase I Intermediate HoldCo - Redeemable noncontrolling interest	113,045	77,344
Stockholders’ equity (deficit):
Common stock, par value $0.0001 per share; 0 and 358,279 authorized; 0 and 9,457 issued as of September 30, 2026 and December 31, 2025, respectively (1)	—	1
Class A common stock, par value $0.0001 per share; 1,000,000 and 0 authorized; 287,093 and 0 issued as of September 30, 2026 and December 31, 2025, respectively	29	—
Class B common stock, par value $0.0001 per share; 40,000 and 0 authorized; 7,785 and 0 issued as of September 30, 2026 and December 31, 2025, respectively	1	—
Additional paid-in capital	3,142,451	—
Treasury stock, at cost; 0 shares and 270 shares as of September 30, 2026 and December 31, 2025, respectively (1)	—	(1,960)
Accumulated deficit	(351,804)	(244,539)
Total stockholders’ equity (deficit)	2,790,677	(246,498)
Total liabilities, mezzanine equity, and stockholders’ equity (deficit)	$3,638,547	$1,365,168
_________________
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

(Dollars in thousands)	As of September 30,	As of December 31,
	2026	2025
Assets of consolidated VIEs, included in total assets above:
Cash and cash equivalents	$—	$13,882
Prepaid expenses and other	4,670	545
Total current assets	4,670	14,427
Property, plant and equipment, net	487,039	361,213
Deferred tax assets	29,911	—
Deposits	3,128	7,158
Other long-term assets	25,436	—
Total assets of consolidated VIEs	550,184	382,798
Liabilities of consolidated VIEs, included in total liabilities above:
Accrued capital expenditures	18,607	17,061
Current portion of long-term debt	18,686	—
Other current liabilities	30	2,970
Total current liabilities	37,323	20,031
Long-term debt, net of issuance costs	252,923	142,837
Other long-term liabilities	1,536	1,468
Total liabilities of consolidated VIEs	291,782	164,336
Total net assets of consolidated VIEs	$258,402	$218,462
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Fervo Energy Company and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(Dollars and shares in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$116	$55	$290	$55
Costs and expenses:
Operation and maintenance	1,486	362	2,274	772
Research and development expense (income), net	73	(72)	(711)	287
General and administrative expense	39,350	8,116	83,767	25,279
Operating lease expense	2,607	5,203	6,717	7,397
Depreciation and amortization	346	105	783	208
Operating loss	(43,746)	(13,659)	(92,540)	(33,888)
Other income (expense):
Interest income	15,370	377	28,706	3,006
Interest expense	(2,144)	(2,438)	(8,249)	(5,404)
Changes in fair value of interest rate swaps	11,836	—	13,009	—
Other non-operating income (expense), net	433	(67)	(46,921)	(83)
Loss before income taxes	(18,251)	(15,787)	(105,995)	(36,369)
Income tax benefit (expense)	29,911	—	29,910	(2)
Net income (loss)	11,660	(15,787)	(76,085)	(36,371)
Less: Net income attributable to redeemable noncontrolling interest	31,187	—	31,187	—
Net loss attributable to Fervo Energy Company (1)	$(19,527)	$(15,787)	$(107,272)	$(36,371)

Net loss per share attributable to common stockholders, basic and diluted (2)	$(0.07)	$(1.90)	$(0.75)	$(4.24)
_________________
(1) Net loss attributable to common stockholders, as adjusted for the remeasurement of redeemable noncontrolling interests, was $20.8 million, $16.9 million, $115.6 million and $37.7 million for the three months ended September 30, 2026 and 2025 and the nine months ended September 30, 2026 and 2025, respectively. See Note 15 – Earnings Per Share for a reconciliation of net loss attributable to Fervo Energy Company to net loss attributable to common stockholders.
(2) Shares for periods presented have been retroactively adjusted to reflect the 0.7194-for-1 reverse stock split effected on May 14, 2026 in connection with the Company’s IPO. See Note 1 – Nature of Business and Note 2 – Significant Accounting Policies for details.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Fervo Energy Company and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)

(Dollars and shares in thousands)	Redeemable convertible preferred stock		Redeemable noncontrolling interests		Common Stock (1)		Treasury Stock (1)		Class A Shares		Class B Shares		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at January 1, 2026	279,995	$1,022,942	12	$179,930	9,457	$1	270	$(1,960)	—	$—	—	$—	$—	$(244,539)	$(246,498)
Remeasurement of redeemable noncontrolling interests	—	—	—	3,434	—	—	—	—	—	—	—	—	(3,441)	7	(3,434)
Other	—	(56)	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,615	—	2,615
Exercise of stock-based awards by employees and directors	—	—	—	—	416	—	—	—	—	—	—	—	826	—	826
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,830)	(31,830)
Balance at March 31, 2026	279,995	1,022,886	12	183,364	9,873	1	270	(1,960)	—	—	—	—	—	(276,362)	(278,321)
Remeasurement of redeemable noncontrolling interests	—	—	—	3,612	—	—	—	—	—	—	—	—	(3,612)	—	(3,612)
Exercise of warrants	3,550	68,961	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock	(283,545)	(1,091,847)	—	—	—	—	—	—	203,983	20	—	—	1,091,827	—	1,091,847
Retirement of treasury shares	—	—	—	—	—	—	(270)	1,960	—	—			(1,960)	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	8,230	—	8,230
Exercise of stock-based awards by employees and directors	—	—	—	—	560	—	—	—	8	—	—	—	374	—	374
Issuance of Class A common stock in Initial Public Offering, net of underwriters’ discounts and commissions of $130,410 and offering costs of $11,855	—	—	—	—	(10,433)	(1)	—	—	90,663	10			2,031,225	—	2,031,234
Conversion of Class A common stock into Class B common stock	—	—	—	—	—	—	—	—	(7,785)	(1)	7,785	1	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(55,915)	(55,915)
Balance at June 30, 2026	—	$—	12	$186,976	—	$—	—	$—	286,869	$29	7,785	$1	$3,126,084	$(332,277)	$2,793,837

Fervo Energy Company and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)

(Dollars and shares in thousands)	Redeemable convertible preferred stock		Redeemable noncontrolling interests		Common Stock (1)		Treasury Stock (1)		Class A Shares		Class B Shares		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at June 30, 2026	—	$—	12	$186,976	—	$—	—	$—	286,869	$29	7,785	$1	$3,126,084	$(332,277)	$2,793,837
Remeasurement of redeemable noncontrolling interests	—	—	—	1,290	—	—	—	—	—	—	—	—	(1,290)	—	(1,290)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	14,221	—	14,221
Exercise of stock-based awards by employees and directors	—	—	—	—	—	—	—	—	224	—	—	—	282	—	282
Offering costs adjustments and reimbursements, net	—	—	—	—	—	—	—	—	—	—	—	—	3,154	—	3,154
Net income (loss)	—	—	—	31,187	—	—	—	—	—	—	—	—	—	(19,527)	(19,527)
Balance at September 30, 2026	—	$—	12	$219,453	—	$—	—	$—	287,093	$29	7,785	$1	$3,142,451	$(351,804)	$2,790,677
_________________
(1) Shares for periods presented have been retroactively adjusted to reflect the 0.7194-for-1 reverse stock split effected on May 14, 2026 in connection with the Company’s IPO. See Note 1 – Nature of Business and Note 2 – Significant Accounting Policies for details.
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Fervo Energy Company and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)

(Dollars and shares in thousands)	Redeemable convertible preferred stock		Redeemable noncontrolling interests		Common Stock (1)		Treasury Stock (1)		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at January 1, 2025	223,458	$561,500	—	$—	8,971	$1	—	$—	$2,582	$(179,778)	$(177,195)
Stock-based compensation	—	—	—	—	—	—	—	—	489	—	489
Repurchase of shares	—	—	—	—	—	—	265	(1,945)	—	—	(1,945)
Exercise of stock-based awards by employees and directors	—	—	—	—	105	—	—	—	89	—	89
Net loss	—	—	—	—	—	—	—	—	—	(9,146)	(9,146)
Balance at March 31, 2025	223,458	561,500	—	—	9,076	1	265	(1,945)	3,160	(188,924)	(187,708)
Issuance of shares in subsidiaries	—	—	5	81,238	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	613	—	613
Repurchase of shares	—	—	—	—	—	—	5	(15)	—	—	(15)
Exercise of stock-based awards by employees and directors	—	—	—	—	79	—	—	—	66	—	66
Net loss	—	—	—	—	—	—	—	—	—	(11,438)	(11,438)
Balance at June 30, 2025	223,458	561,500	5	81,238	9,155	1	270	(1,960)	3,839	(200,362)	(198,482)
Issuance of shares in subsidiaries, net of issuance costs of $494	—	—	—	18,267	—	—	—	—	—	—	—
Remeasurement of redeemable noncontrolling interest	—	—	—	1,341	—	—	—	—	(1,341)	—	(1,341)
Stock-based compensation	—	—	—	—	—	—	—	—	606	—	606
Exercise of stock-based awards by employees and directors	—	—	—	—	62	—	—	—	42	—	42
Other	—	—	—	—	—	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	—	—	—	—	—	(15,787)	(15,787)
Balance at September 30, 2025	223,458	$561,500	5	$100,846	9,217	$1	270	$(1,960)	$3,066	$(216,149)	$(215,042)
_________________
(1) Shares for periods presented have been retroactively adjusted to reflect the 0.7194-for-1 reverse stock split effected on May 14, 2026 in connection with the Company’s IPO. See Note 1 – Nature of Business and Note 2 – Significant Accounting Policies for details.
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Fervo Energy Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(76,085)	$(36,371)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	783	208
Amortization of debt issuance costs	1,415	1,246
Loss on extinguishment of long-term debt	8,988	—
Stock-based compensation	25,066	1,708
Non-cash expense related to long-term operating leases	3,742	2,347
Non-cash expense related to warrant valuation	39,998	—
Non-cash income related to embedded derivative valuation	(1,660)	—
Non-cash income related to interest rate swap valuation	(13,009)	—
Deferred income taxes	(29,911)	—
Changes in operating assets and liabilities:
Grant receivables	—	792
Prepaid expenses and other	(10,968)	776
Deposits	(2,462)	10,774
Accounts payable	854	(2,762)
Net changes in other assets and liabilities	(2,200)	8,875
Net cash used in operating activities	(55,449)	(12,407)
Cash flows from investing activities:
Capital expenditures	(656,022)	(305,184)
Net cash used in investing activities	(656,022)	(305,184)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	2,043,090	—
Proceeds from issuance of common stock, net of issuance costs	1,482	197
Proceeds from long-term debt	287,484	71,545
Proceeds from warrant exercise	18,750	—
Repayment of long-term debt	(152,085)	—
Debt issuance costs related to long-term debt	(20,905)	(1,337)
Offering costs related to initial public offering	(6,648)	—
Proceeds from issuance of subsidiary stock	—	100,000
Issuance costs of subsidiary stock	—	(494)
Treasury stock purchased	—	(1,960)
Other	(56)	(65)
Net cash provided by financing activities	2,171,112	167,886
Net change in cash and cash equivalents and restricted cash	1,459,641	(149,705)
Cash and cash equivalents and restricted cash at beginning of period	467,836	199,428
Cash and cash equivalents and restricted cash at end of period	$1,927,477	$49,723
Supplemental disclosure of cash flow information:
Conversion of redeemable convertible preferred stock	$1,022,886	$—
Capital expenditures included in accounts payable and accrued capital expenditures	181,392	109,045
Settlement of warrant liability	50,211	—
Remeasurement of redeemable noncontrolling interests	8,336	1,341
Cash paid for interest, net of amounts capitalized	7,570	4,157
Retirement of treasury stock	1,960	—
Cash paid for taxes	—	52
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
On September 30, 2026, the first standardized Organic Rankine Cycle power plant (“GeoBlock”) at the Company’s Cape Station (“Cape Station”) Phase I geothermal facility in Beaver County, Utah, became ready for its intended use. Prior to that date, the Company’s activities had been primarily focused on technological development, capital raising, and the establishment of geothermal production capabilities.
Initial Public Offering
On May 14, 2026, the Company completed its IPO of Class A common stock of Fervo Energy Company, par value $0.0001 per share (“Class A common stock”), at a price of $27.00 per share. The Company's common stock trades on the Nasdaq under the symbol “FRVO”. In the IPO, the Company sold an aggregate of 80,500,000 shares of Class A common stock, including 10,500,000 shares issued upon the underwriters' full exercise of their option to purchase additional shares. An additional 10,162,468 shares of the Company’s existing common stock were converted into Class A common stock. The IPO generated gross proceeds of approximately $2.2 billion, before deducting underwriting discounts and commissions and offering expenses. Prior to completion of the IPO, incremental costs directly attributable to the offering were deferred. Upon completion of the IPO, deferred offering costs, together with underwriting discounts and commissions and other directly attributable offering costs, were recorded as a reduction of the proceeds from the IPO within Additional paid-in capital. Costs that were not directly attributable to the IPO were expensed as incurred.
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
The Company also completed a reorganization of its capital structure, including the establishment of Class A common stock and Class B common stock of Fervo Energy Company, par value $0.0001 per share (“Class B common stock”), and completed a founder share exchange that resulted in the issuance of Class B common stock to certain existing holders. In addition, the Company's amended and restated certificate of incorporation and amended and restated bylaws became effective upon completion of the IPO.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries in which the Company exercises control over operating and financial policies and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information. Accordingly, they do not include all information and notes required by U.S. GAAP for annual financial statements.
The accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the Company’s Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, the Condensed Consolidated Statements of Mezzanine

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Equity and Stockholders’ Equity (Deficit) and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025.
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
Apart from the following updates resulting from transactions that occurred during the nine months ended September 30, 2026 and the issuance of one recent accounting pronouncement, there have been no further material changes to the Company’s significant accounting policies or recent accounting pronouncements during the interim period from those described in Note 2 – Significant Accounting Policies to the audited consolidated financial statements included in the Company’s IPO Prospectus as of and for the years ended December 31, 2025 and 2024.
Reverse Stock Split
On May 14, 2026, in connection with the Company’s IPO, the Company effected a 0.7194-for-1 reverse stock split of its common stock (the “Reverse Stock Split”). Shares and earnings per share for periods presented have been retroactively adjusted to reflect the Reverse Stock Split in the condensed consolidated financial statements for the nine months ended September 30, 2026 and 2025. See Note 1 – Nature of Business for additional information on all transactions completed in connection with the IPO.
Treasury Stock
The Company accounts for treasury stock using the cost method in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 505-30, Equity - Treasury Stock. Under this method, treasury stock is recorded at cost on the date of repurchase and presented as a reduction in Treasury stock. When the Company’s stock is retired or repurchased for constructive retirement (with or without an intention to retire the stock formally in accordance with applicable laws), any excess of par or stated value over the cost of treasury shares is credited to Additional paid-in capital on the Condensed Consolidated Balance Sheets.
Stock-based Compensation
Stock-based compensation expense related to stock-based awards is recognized based on the fair value of the awards granted in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). For stock option awards without a market condition, the fair value of each stock option award is estimated on the grant date utilizing a standard Black-Scholes option-pricing model (i.e., a standard European call option model). For stock option awards with market conditions, the fair value of each stock option award is estimated on the grant date utilizing a more complex Black-Scholes option-pricing model, which captures the additional market condition threshold. For restricted stock unit awards, which have service-only vesting conditions, the fair value of each restricted stock unit award is based on the closing price of the Company’s publicly traded Class A common stock on the date of the grant. The stock option and restricted stock unit awards are classified as equity. For stock option and restricted stock unit awards that follow a graded vesting schedule with a service-only vesting condition, the related stock-based compensation expense is recognized over the requisite service period of the awards. For stock option awards which follow a graded vesting schedule and contain a performance-based vesting condition, such awards are recognized on a tranche-by-tranche basis, resulting in each vesting tranche being treated as a separate award. On a tranche-by-tranche basis, stock-based compensation cost for each tranche is recognized over the respective vesting period when it is probable that the performance condition will be achieved. Each reporting period, the Company reassesses the probability of achieving the respective performance condition. If the condition is not expected to be met, no compensation cost is recognized and any previously recognized amount recorded is reversed. If the award contains

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
market-based vesting conditions, the stock-based compensation cost is based on the grant-date fair value and expected achievement of market conditions and is not subsequently reversed if it is later determined that the condition is not likely to be met, as long as the related service and performance conditions are achieved. Forfeitures are accounted for as they occur. Prior to the nine months ended September 30, 2026, the Company only had stock-based awards with a service-only vesting condition.
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
Derivatives and Hedging
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
ASC 815, Derivatives and Hedging (“ASC 815”), requires entities to recognize all derivative instruments as either assets or liabilities in the Condensed Consolidated Balance Sheets at fair value. As the Company has not elected to apply hedge accounting for its derivative instruments, changes in the fair value of the derivatives are recognized in current-period earnings.
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
Reclassification
To conform to the current period presentation, Construction-in-process is included within Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. Accordingly, $789.6 million previously presented as Construction-in-process as of December 31, 2025 has been included within Property, plant and equipment, net. The Company also reclassified $3.7 million from Other long-term assets to Property, plant and equipment, net in the December 31, 2025 comparative amounts presented in the Condensed Consolidated Balance Sheets. These presentation changes had no effect on total assets, liabilities, equity or net income (loss).
Beginning in the third quarter of 2026, the Company separately presents changes in the fair value of interest rate swaps within Other income (expense) in the Condensed Consolidated Statements of Operations. The nine months

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
ended September 30, 2026 includes approximately $1.2 million of unrealized gains previously reported within Interest expense for the six months ended June 30, 2026. This change in presentation had no effect on net income (loss) or net loss per share. There was no interest rate swap activity during the three and nine months ended September 30, 2025.
Property, Plant and Equipment, Net
Construction-in-process, included within Property, plant and equipment, net, represents the capitalized costs related to the acquisition, development and construction of the Company’s GeoBlocks and related supporting assets. Costs necessary to prepare these assets for their intended use and major improvements are capitalized. Repairs and maintenance are expensed as incurred. Property, plant and equipment are stated at cost, net of accumulated depreciation.
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
The Company places each GeoBlock, or separately operable unit together with its necessary supporting assets, in service when the assets are substantially complete and ready for their intended use. On September 30, 2026, the first GeoBlock at the Company’s Cape Station Phase I geothermal facility, together with its necessary supporting assets, became ready for its intended use. Accordingly, the Company placed $514.3 million of assets in service.
Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time depreciation begins over the estimated useful lives of the related assets. Capitalized interest was $14.6 million and $4.4 million for the nine months ended September 30, 2026 and 2025, respectively, and $6.2 million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively.
Net Income (Loss) Per Share
The Company follows the two-class method when computing net income (loss) per share. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive distributions as if all income for the period had been distributed. Preferred shares are participating securities because they are entitled to undistributed earnings based on the liquidation preferences. The preferred shares outstanding prior to the IPO do not have the contractual obligation to share in the losses of the Company on a basis that is objectively determinable. Therefore, they are excluded from the allocation of undistributed losses in determining net income (loss) per share. The rights of the holders of the Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights. Accordingly, undistributed earnings and losses are allocated to Class A and Class B common stockholders on a proportionate basis. As a result, net income (loss) per share is the same for both Class A and Class B common stock on both an individual and combined basis.
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
Transferable Tax Credits
The Company accounts for investment tax credits (“ITCs”) using the flow-through method in accordance with ASC 740, Income Taxes. Under the flow-through method, ITCs are recognized as a reduction to Income tax benefit (expense) in the period the qualifying property is placed in service. The Company evaluates production tax credits (“PTCs”) using a similar framework, recognizing PTC benefits as a reduction to Income tax benefit (expense) in the

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
period the electricity is generated and sold. The timing of when qualifying property is placed in service for tax purposes may differ from the timing for financial reporting purposes.
When credits are generated, the Company records a deferred tax asset (“DTA”) or a reduction in income taxes payable for the full statutory amount of the credit. The Company assesses the realizability of tax credit DTAs by considering all available evidence, including the expected transfer of credits to third parties under Section 6418 of the Internal Revenue Code (“IRC”), and records a valuation allowance to reduce the DTA to the amount that is more likely than not to be realized. For credits the Company intends to transfer, the DTA is effectively carried at the expected net transfer proceeds.
When ITCs are recognized, Section 50(c) of the IRC requires a reduction in the tax basis of the underlying property. This basis reduction creates a temporary difference between the book and tax basis of the asset, resulting in a deferred tax liability that is recorded through deferred tax expense and reverses over the depreciable life of the asset.
The Company may elect to transfer credits to third-party buyers under Section 6418 of the IRC. The transfer of tax credits is accounted for as the sale of a nonfinancial asset in accordance with ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. The Company derecognizes the tax credit from the Condensed Consolidated Balance Sheets at the point in time the buyer obtains control of the credit, which the Company considers to be upon the execution of the required U.S. Internal Revenue Service (“IRS”) election transfer statement by both parties. Any difference between the carrying value of the credit and the transfer proceeds is recognized in Income tax benefit (expense).
Recent Accounting Pronouncement
Accounting Standards to be Implemented
In May 2026, the FASB issued Accounting Standards Update (“ASU”) 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)”, which establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and related environmental credit obligations. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. The requirements will be applied retrospectively. Early adoption is permitted. The Company has elected to use the extended transition period available to emerging growth companies for adopting new or revised accounting standards. Accordingly, the Company will apply the effective dates available under this election for as long as it remains eligible. The Company is evaluating the impact of this guidance on the condensed consolidated financial statements and related disclosures.
NOTE 3 – DEBT AND OFF-BALANCE SHEET ARRANGEMENTS
Outstanding borrowings under debt instruments consisted of the following:

(Dollars in thousands)	As of September 30,	As of December 31,
	2026	2025
Project Granite Facility	$287,483	$—
Mercuria Credit Facility	30,000	30,000
XRC Facility	—	145,600
Principal amount of total debt	317,483	175,600
Less: Unamortized debt issuance costs	15,874	2,763
Total debt, net of unamortized debt issuance costs	301,609	172,837
Less: Current portion of long-term debt	18,686	—
Long-term debt, net of issuance costs and current portion	$282,923	$172,837

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Project Granite Facility
In March 2026, Cape Phase I Borrower LLC and Phase I WellCo LLC (the “Borrowers”), subsidiaries of the Company, entered into a senior secured credit agreement (the “Granite Credit Agreement”) with a syndicate of lenders led by MUFG Bank, Ltd., as administrative agent, and HSBC Bank USA, National Association, as collateral agent, to finance the construction of the Company’s Cape Station. In connection with the financing, the Borrowers executed customary project finance agreements, including related closing deliverables.
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
Borrowings under the construction loan facility are expected to convert into term loans upon satisfaction of specified conversion conditions, including achievement of substantial completion and delivery of certain project‑level documentation. Borrowings under the construction loan facility bear interest at either (i) the secured overnight financing rate (“SOFR”) or (ii) a base rate, at the Borrowers’ election, in each case plus an applicable margin. The construction loan borrowing outstanding as of September 30, 2026 was a SOFR‑based loan bearing interest at SOFR plus a margin of 3.0%. All SOFR borrowings are subject to a floor of 0.0%. Interest is payable quarterly.
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
The Granite Credit Agreement includes customary optional and mandatory prepayment provisions. Mandatory prepayments may be required, among other circumstances, upon receipt of certain extraordinary cash proceeds, including proceeds from the transfer of investment tax credits, failure to monetize production tax credits at or above specified thresholds, excess borrowings relative to term loan sizing criteria upon conversion, or upon the occurrence of an event of default, in which case the lenders may also cease making further loan advances and/or declare all outstanding obligations immediately due and payable. The Company was in compliance with all covenants under the Granite Credit Agreement as of September 30, 2026.
Under the terms of the Granite Credit Agreement, the obligations are secured on a first‑priority basis by substantially all assets of the Borrowers, including project‑level assets associated with the Cape Station Phase I geothermal facility, subject to customary permitted liens.
As of September 30, 2026, total outstanding borrowings under the Project Granite Facility were approximately $287.5 million, of which $18.7 million was classified within current portion of long-term debt and the remainder classified within long-term debt on the Condensed Consolidated Balance Sheets. Borrowings under the Project Granite Facility were used to repay the outstanding borrowings under the XRC Facility and to fund transaction costs and project-related costs, including construction expenditures and required reserves.
In March 2026, the Borrowers issued a construction loan with a stated principal amount of approximately $14.2 million, which was used to finance third-party debt issuance costs, agency fees and upfront lender fees. Of these costs, approximately $3.1 million related to undrawn commitments and remained recorded within other long-term assets on the Condensed Consolidated Balance Sheets as of September 30, 2026. The remaining costs allocated to

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
drawn borrowings are presented as a direct reduction of the related debt balance and are included in the $15.9 million of unamortized debt issuance costs as of September 30, 2026.
The Company also had $17.9 million outstanding under a letter of credit facility (the “Project Granite Letter of Credit Facility”), which supports project-level contractual and operational obligations and constitutes an off-balance sheet arrangement.
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
As of September 30, 2026 and December 31, 2025, the Company had $30.0 million outstanding under the Mercuria Credit Facility. In connection with the Mercuria Credit Facility, the Company incurred debt issuance costs of $3.5 million, which are recorded in Other long-term assets on the Condensed Consolidated Balance Sheets and are amortized over the term of the agreement.
As of September 30, 2026 and December 31, 2025, the Company also had $44.2 million and $35.5 million, respectively, outstanding under the Mercuria Letter of Credit Facility, which supports project-level contractual and operational obligations and constitutes an off-balance sheet arrangement.
The Company was in compliance with all covenants under the Mercuria Credit Facility and Mercuria Letter of Credit Facility as of September 30, 2026 and December 31, 2025.
XRC Facility
In 2024 and 2025, Cape Generating Station 3 LLC and Cape Generating Station 5 LLC entered into loan agreements with XRL ALC, LLC (“XRC Facility”), issuing three promissory notes across three tranches.
As of December 31, 2025, outstanding borrowings totaled $145.6 million. These amounts are offset by the unamortized debt issuance costs of $2.8 million.
In April 2026, the Company repaid in full the outstanding borrowings of $145.6 million under the XRC Facility. The repayment of the XRC Facility resulted in a loss on extinguishment of debt of $9.0 million, including $6.5 million of prepayment premiums and the $2.5 million write-off of unamortized debt issuance costs, which was recorded to Other non-operating income (expense), net on the Condensed Consolidated Statements of Operations. Upon the repayment, the XRC Facility was terminated.
Surety Bond Arrangements
As of September 30, 2026 and December 31, 2025, the Company had outstanding surety bonds totaling $44.7 million and $57.5 million, respectively, which constitute off-balance sheet arrangements.
NOTE 4 – DERIVATIVE INSTRUMENTS
The Company has entered into derivative instruments intended to manage its exposure to variable-rate debt indexed to Daily Compounded SOFR, issued under its loans drawn from the Granite Credit Agreement dated March 6, 2026. These interest rate swaps become effective in January 2027 and, accordingly, did not offset interest payments on the Company’s variable-rate debt during the periods presented.
Certain information related to the Company’s derivatives contracts is presented below:

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Derivative Impact on the Condensed Consolidated Statements of Operations:
For the three and nine months ended September 30, 2026, the Company recognized unrealized gains of $11.8 million and $13.0 million, respectively, related to its interest rate swap derivative instruments, which were recorded within Changes in fair value of interest rate swaps in the Condensed Consolidated Statements of Operations. Nonperformance risk, including the consideration of credit valuation adjustments related to counterparty credit risk and the Company's own credit risk, is incorporated into the fair value measurements of the Company's derivative instruments.
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
The fair values and the levels within the fair value hierarchy of financial instruments recorded on the Condensed Consolidated Balance Sheets were:

(Dollars in thousands)		As of September 30, 2026		As of December 31, 2025
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt instruments:
Debt instruments (1)	Level 2	$317,483	$319,131	$175,600	$170,755
Derivatives not designated as hedging instruments:
Interest rate swaps (2)	Level 2	$13,009	$13,009	$—	$—
_________________
(1) The carrying values of the debt instruments exclude unamortized debt issuance costs.
(2) As of September 30, 2026, the fair value of the interest rate swaps was recorded in Prepaid expenses and other of $0.7 million and Other long-term assets of $12.3 million.

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 6 – ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s Asset Retirement Obligations (“ARO”), which are included in Other long-term liabilities on the Condensed Consolidated Balance Sheets, for the periods indicated:

(Dollars in thousands)	As of September 30,	As of December 31,
	2026	2025
Beginning balance	$1,193	$299
Liabilities incurred during the period	1,515	843
Accretion expense	113	51
Ending balance	$2,821	$1,193
NOTE 7 – OTHER CURRENT LIABILITIES
The schedule below details the Company’s Other current liabilities presented on the Condensed Consolidated Balance Sheets for the periods indicated:

(Dollars in thousands)	As of September 30,	As of December 31,
	2026	2025
Bonus accrual	$5,535	$4,830
Accrued expenses	4,759	9,035
Payroll liabilities	747	564
Embedded derivative (1)	20	1,680
Deferred grant income	—	888
Total other current liabilities	$11,061	$16,997
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
During the three and nine months ended September 30, 2026, the Company recognized $2.6 million and $6.7 million, respectively, in total lease expense as reflected in Operating lease expense in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, the Company recognized $5.2 million and $7.4 million, respectively, in total lease expense. Total cash payments related to leases were $23.7 million and $4.7 million, respectively, for the nine months ended September 30, 2026 and 2025. Non-cash lease activity consisted of right-of-use (“ROU”) assets obtained in exchange for lease liabilities of $68.3 million for the nine months ended September 30, 2026, compared to $24.4 million for the nine months ended September 30, 2025.

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables present information regarding operating leases recorded on the Condensed Consolidated Balance Sheets where the Company is the lessee for the periods indicated.

(Dollars in thousands)	As of September 30,	As of December 31,
Carrying values by asset category	2026	2025
ROU Asset:
Geothermal land leases	$53,020	$45,609
Equipment	46,038	6,188
Office space	7,316	6,635
Vehicles	226	281
Total	$106,600	$58,713
Lease Liability (1):
Geothermal land leases	$70,172	$62,744
Equipment	45,616	6,300
Office space	13,692	8,144
Vehicles	220	273
Total	$129,700	$77,461

By asset category	As of September 30,	As of December 31,
	2026	2025
Weighted average remaining term:
Geothermal land leases	14 years	14 years
Equipment	2 years	9 years
Office space	9 years	3 years
Vehicles	2 years	2 years

Weighted average discount rate (2):
Geothermal land leases	11.1%	11.4%
Equipment	7.8%	12.0%
Office space	11.2%	8.7%
Vehicles	9.5%	9.6%
_________________
(1) The short-term and long-term lease liabilities were $32.2 million and $97.5 million, respectively, as of September 30, 2026, and $4.8 million and $72.6 million, respectively, as of December 31, 2025.
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

(Dollars in thousands)	As of September 30, 2026
2026	$9,238
2027	34,874
2028	13,859
2029	14,084
2030	14,868
Thereafter	150,660
Total minimum lease payments	237,583
Less: Amount representing interest	107,883
Total lease obligation	129,700
Less: Current lease obligation	32,154
Long-term lease obligation	$97,546
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
Dividends and Liquidation Rights
The holders of Class A and Class B common stock are entitled to dividends if declared by the Board and subject to any rights of the holders of preferred stock outstanding at the time. If the dividend is in the form of common stock, the holders of Class A and Class B common stock will receive a dividend in the respective class of common stock held. During the nine months ended September 30, 2026 and 2025, no dividends on the Company’s common stock were paid or declared by the Company. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of Class A and Class B common stock are entitled to share in any distribution of assets on a pro rata basis, subject to any rights of the holders of preferred stock outstanding at the time.
Class B Common Stock Conversion Rights
Holders of Class B common stock have the right to convert one share of Class B common stock into one share of Class A common stock at any time unless an automatic or mandatory conversion event has occurred. Each share of Class B common stock generally converts automatically into one share of Class A common stock upon any transfer, whether or not for value, subject to specified exceptions for permitted transfers. All outstanding shares of Class B common stock also convert automatically into Class A common stock on a 1:1 basis upon the earliest to occur of the following mandatory conversion events: (1) the first trading day following the seventh anniversary of the Company’s IPO of Class A common stock, (2) the date on which the Co-Founders and their permitted transferees (including shares underlying outstanding options) cease to hold at least 25% of the aggregate number of Class A and Class B common stock held as of the effective date of the IPO, and (3) certain Co-Founder-specific events such as death, disability or termination for cause.

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
During the nine months ended September 30, 2025, the Company granted stock options with a service condition covering 2,325,843 shares for a total grant-date fair value of $4.7 million to employees under the 2019 Stock Incentive Plan (the “2019 Plan”). During the three months ended September 30, 2025, the Company granted stock options with a service condition covering 458,257 shares for a total grant-date fair value of $0.9 million.
During the nine months ended September 30, 2026, the Company granted stock options and restricted stock units to employees and directors under the 2019 Plan for awards prior to the IPO and under the 2026 Incentive Award Plan after the IPO. The 2019 Plan was amended on March 6, 2026 to authorize an additional 34,151,952 shares of common stock to be available under the plan and was terminated on April 13, 2026 in anticipation of the IPO, being replaced by the 2026 Incentive Award Plan. Any awards outstanding under the 2019 Plan remained outstanding. On January 26, 2026, the Company granted stock options with a service condition, covering 4,184,750 shares with a total grant-date fair value of $16.9 million.
On March 6, 2026, the Company granted stock options covering 9,959,797 shares. Of the total March 6, 2026 grant, stock options covering 233,805 shares have a service condition and a total grant-date fair value of $1.9 million and stock options covering 2,431,498 shares include both a service condition and performance-based vesting condition tied to an operational milestone and have a total grant-date fair value of $19.6 million. As of September 30, 2026, the performance condition related to certain awards granted on March 6, 2026 was met, and therefore, the related stock-based compensation expense was recognized during the three and nine months ended September 30, 2026. During the three months ended September 30, 2026, the Company recorded a cumulative catch-up expense of $2.3 million due to the change in estimate of timing of achieving the performance condition.
The remaining stock options covering 7,294,494 shares, comprised of three tranches split evenly, contained a performance condition dependent on the Company’s completion of its IPO, which was met during the nine months ended September 30, 2026. The remaining vesting conditions for this grant include (a) a performance-based vesting condition tied to operational milestones, (b) the achievement of either a market-based condition or another performance-based condition tied to operations, and (c) a service condition. The total grant-date fair value was $11.3 million, $16.7 million, and $13.6 million for each of the respective tranches. The stock options contain a performance condition which was not considered probable of being achieved as of September 30, 2026, related to the operational milestones. Accordingly, no stock-based compensation expense has been recognized related to these awards during the three and nine months ended September 30, 2026. The Company will continue to reassess the probability of achieving these conditions at each reporting period and will recognize stock-based compensation expense when such conditions are deemed probable.
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
On August 6, 2026, the Company granted 265,330 restricted stock units to employees with a service condition, for a total grant-date fair value of $6.1 million.
On September 24, 2026, the Company granted 2,004,935 restricted stock units to employees with a service condition, for a total grant-date fair value of $33.5 million.
Stock-based Compensation Expense
The Company recorded stock-based compensation expense, excluding the ESPP, of $13.8 million and $24.1 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2025, respectively, in General and administrative expense in the Condensed Consolidated Statements of Operations.
Employee Stock Purchase Plan
The Company’s ESPP became effective shortly after the IPO in May 2026. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discounted price through payroll deductions of up to 15% of their eligible compensation. The purchase price is equal to 85% of the fair market value of a share of common stock on the first day of an offering period or the purchase date, whichever is lower. May 21, 2026 was the initial grant date for the ESPP awards. The initial offering period consists of two purchase periods. The grant-date fair values of the respective ESPP award tranches were $1.3 million and $1.5 million.
The grant-date fair value of the ESPP awards was estimated using the following Black-Scholes option-pricing model assumptions:

Valuation Date Stock Price	$42.50
IPO Stock Price	$27.00
Term	Various
Expected volatility	75.0%
Risk-free interest rates	3.7% - 3.8%
Expected dividend yield	0.0%
During the three and nine months ended September 30, 2026, no shares were purchased under the ESPP. The Company recorded stock-based compensation expense related to the ESPP of $0.4 million and $1.0 million for the three and nine months ended September 30, 2026, in General and administrative expense in the Condensed Consolidated Statements of Operations.
NOTE 11 – WARRANTS
The Company issued warrants in October 2025 in connection with Cape Phase I Intermediate HoldCo, LLC (“Cape PI Intermediate HoldCo”) Class A Units (“Cape PI Intermediate Class A Units”) (see Note 13 – Noncontrolling Interests for additional information). The warrants were classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and were measured at fair value, with changes in fair value recognized in earnings each reporting period.
On April 28, 2026, Centaurus Capital LP (“Centaurus”) delivered a notice to exercise the warrants in full. In accordance with its terms, the warrants were exercised on May 13, 2026 into 3,550,329 shares of Series E-2 redeemable convertible preferred stock, which were immediately converted into 2,554,107 shares of Class A common stock after taking into consideration the Reverse Stock Split. Centaurus paid an aggregate exercise price of

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
$18.8 million in cash and surrendered the original warrants upon full exercise. As a result of this transaction, the warrants are no longer outstanding, and no further shares are issuable thereunder.
The Company recognized a warrant remeasurement loss of $40.0 million during the nine months ended September 30, 2026, within Other non-operating income (expense), net. No warrant remeasurement gain or loss was recognized during the three months ended September 30, 2026.
NOTE 12 – VARIABLE INTEREST ENTITY
The Company evaluated its interests in certain legal entities and determined that Cape Phase I HoldCo, LLC (“Cape PI HoldCo”) and Cape PI Intermediate HoldCo are VIEs under ASC 810, Consolidation (“ASC 810”) as of September 30, 2026. The Company concluded that it is the primary beneficiary of these VIEs because it has (i) the power to direct the activities that most significantly impact these VIEs’ economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to these VIEs. The Company holds its interest in Cape PI Intermediate HoldCo through other consolidated subsidiaries. Cape PI HoldCo is consolidated into Cape PI Intermediate HoldCo as the direct owner of its equity interests. Accordingly, the Company has consolidated Cape PI HoldCo and Cape PI Intermediate HoldCo in the accompanying condensed consolidated financial statements and recognized noncontrolling interests related to these VIEs. Refer to Note 13 – Noncontrolling Interests.
The assets of Cape PI HoldCo and Cape PI Intermediate HoldCo may only be used to settle the obligations of the respective VIEs, and creditors of these entities do not have recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its investment in the entities and any contractual arrangements that require the Company to provide financial support. As of September 30, 2026, such ongoing financial support includes capital commitments and construction-related funding obligations consistent with those disclosed in the Company’s audited consolidated financial statements for the years ended December 31, 2025 and 2024.
Management reassesses its involvement with Cape PI HoldCo and Cape PI Intermediate HoldCo on an ongoing basis to determine whether the Company continues to be the primary beneficiary, including upon the occurrence of a reconsideration event. There have been no material changes in the Company’s VIE conclusions, consolidation determinations or maximum exposure to loss during the nine months ended September 30, 2026 from those disclosed as of and for the year ended December 31, 2025.
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
The Class A Units issued by Cape PI HoldCo (“Cape PI HoldCo Class A Units”) and Cape PI Intermediate Class A Units contain redemption features that are outside the control of the respective issuers but are contingent upon the availability of distributable cash. Accordingly, these Class A Units are classified as redeemable noncontrolling interests and are presented as mezzanine equity on the Condensed Consolidated Balance Sheets.
Cape PI HoldCo Class A Units are initially recorded at fair value at the time of issuance, less the direct and incremental issuance costs, and are subsequently measured at the current redemption value to the extent such current redemption value exceeds the attribution of income (loss) to the Cape PI HoldCo Class A Units. Any such excess remeasurement adjustment is recognized in equity.
Cape PI Intermediate Class A Units are initially recorded at the amount of proceeds received less the fair value of the warrants issued along with the Cape PI Intermediate Class A Units and allocated issuance cost. Cape PI Intermediate Class A Units are subsequently remeasured at their maximum redemption value, to the extent such amounts exceed the allocation of income or loss attributable to the noncontrolling interest. Any such excess

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
remeasurement adjustment is recognized in equity. Following the placement in service of the Cape Phase I assets, the Cape PI Intermediate Class A investors’ share of distributions increased to 60%. This share remains applicable until their $75.0 million capital contribution has been returned. Their share then decreases to 53.6% until cumulative qualifying distributions provide a 12.5% annualized internal rate of return. Thereafter, their share decreases to 20.0% for any remaining period until both the specified return has been achieved and 15 years have elapsed since the later commercial operation date under Cape Phase I’s two power purchase agreements, after which their participation in distributions ends. For the three months ended September 30, 2026, application of these sharing percentages to the net assets of Cape PI Intermediate HoldCo and its consolidated subsidiaries available to Class A investors resulted in income attributable to the Cape PI Intermediate Class A Units of $31.2 million.
The Cape PI Intermediate Class A Units contain certain embedded features that meet the criteria for bifurcation and separate accounting under ASC 815. The combined bifurcated embedded derivative had a de minimis fair value at inception and a fair value of less than $0.1 million as of September 30, 2026. The embedded derivative is included in Other current liabilities (see Note 7 – Other Current Liabilities), with changes in the fair value recognized in earnings. For the three and nine months ended September 30, 2026, the Company recognized gains of less than $0.1 million and $1.7 million, respectively, which were recorded in Other non-operating income (expense), net.
There were no material changes to the terms or classification of the Company’s redeemable noncontrolling interests during the nine months ended September 30, 2026.
The following table is a summary of the changes in the redeemable noncontrolling interest for Cape PI HoldCo Class A Units for the nine months ended September 30, 2026:

(Dollars in thousands)
Balance at December 31, 2025	$102,586
Remeasurement of redeemable noncontrolling interest	3,822
Balance at September 30, 2026	$106,408
The following table is a summary of the changes in the redeemable noncontrolling interest for Cape PI Intermediate Class A Units for the nine months ended September 30, 2026:

(Dollars in thousands)
Balance at December 31, 2025	$77,344
Net income attributable to redeemable noncontrolling interest	31,187
Remeasurement of redeemable noncontrolling interest	4,514
Balance at September 30, 2026	$113,045
NOTE 14 – SEGMENT INFORMATION
The Company operates in a single operating and reportable segment, which is consistent with the reporting structure of the Company’s internal organization. The Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), uses the Company’s condensed consolidated financial information to allocate resources and assess performance.
The primary measure of segment profit or loss used by the CODM is net income (loss), as presented in the Condensed Consolidated Statements of Operations. All segment financial information is presented on a consolidated basis in the accompanying condensed consolidated financial statements.
There were no changes in the Company’s operating segment structure or the measures used by the CODM to assess performance during the nine months ended September 30, 2026.

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 15 – EARNINGS PER SHARE
The number of shares has been restated to reflect the Reverse Stock Split effected on May 14, 2026. All historical share and per share amounts reflected in the condensed consolidated financial statements for the nine months ended September 30, 2026 and 2025 have been retrospectively restated to reflect the change in capital structure for the periods prior to the completion of the Reverse Stock Split, as applicable. See Note 2 – Significant Accounting Policies for details.
Basic and diluted net loss per share is calculated as follows:

(Dollars and shares in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to Fervo Energy Company	$(19,527)	$(15,787)	$(107,272)	$(36,371)
Adjustment for redeemable noncontrolling interests (1)	(1,290)	(1,152)	(8,336)	(1,341)
Net loss attributable to common stock, Class A common stock and Class B common stock	$(20,817)	$(16,939)	$(115,608)	$(37,712)
Denominator:
Weighted-average common stock, Class A common stock and Class B common stock	294,782	8,919	154,796	8,903
Net loss per share – basic and diluted	$(0.07)	$(1.90)	$(0.75)	$(4.24)
_________________
(1) When calculating basic and diluted earnings per share, the adjustment for redeemable noncontrolling interests is treated as being akin to a dividend and presented as an adjustment to net income (loss) attributable to Fervo Energy’s common stockholders.
The following potentially dilutive instruments, based on amounts outstanding and restated to reflect the Reverse Stock Split, that could result in dilution, were excluded from the diluted earnings per share computation because including them would have had an anti-dilutive effect:

(Shares in thousands)	As of September 30,
	2026	2025
Option-based awards	30,196	13,800
Restricted stock units	2,860	—
ESPP	266	—
Preferred shares	—	160,756
Total	33,322	174,556
NOTE 16 – GRANT INCOME
Grant income of less than $0.1 million and $0.9 million for the three and nine months ended September 30, 2026, respectively, attributable to research and development is netted against eligible expenses in Research and development expense (income), net in the Condensed Consolidated Statements of Operations. Grant income attributable to research and development activities recognized during the comparable 2025 periods was nominal. Grant income totaling $19.5 million and $14.1 million attributable to project development is netted against Property, plant and equipment, net on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.
Effective July 1, 2024, the Company was awarded a reimbursement-type grant from the DOE in the amount of $22.1 million. In 2026, the grant was subsequently amended to increase the total award by $1.0 million to $23.1 million and extend the term through July 31, 2027. Funding under the grant is recognized as qualifying expenditures are incurred in accordance with the terms of the grant agreement. In 2025 and during the nine months ended September 30, 2026, the Company was awarded several smaller grants, totaling $0.7 million, which are accounted for consistent with the Company’s grant income policy.

Fervo Energy Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 17 – INCOME TAXES
The Company’s effective tax rate was 163.9% and 28.2% for the three and nine months ended September 30, 2026, respectively, and 0.0% for both the three and nine months ended September 30, 2025. The effective rate differs from the federal statutory rate of 21.0% primarily due to the recognition of ITCs earned on assets placed in service related to the Company’s Cape Station, net of the related Section 50(c) of the IRC tax basis reduction, partially offset by changes in the valuation allowance. The effective tax rate for 2025 was 0.0%, reflecting a full valuation allowance recorded against the Company’s net deferred tax assets.
During the three months ended September 30, 2026, the Company recognized ITCs in connection with certain assets related to the Cape Station being placed in service. The Company accounts for ITCs using the flow-through method, under which the credit is recognized as a reduction to Income tax benefit (expense) in the period in which it arises. Section 50(c) of the IRC requires a corresponding reduction to the tax basis of the underlying property, which results in a deferred tax liability recognized through deferred tax expense. The net tax benefit recognized in connection with the ITCs was $29.9 million, which is the primary driver of the Company’s Income tax benefit (expense).
The Company has entered into a binding agreement with a third party for the transfer of ITCs pursuant to Section 6418 of the IRC. The Company expects to receive proceeds in exchange for the transfer of ITCs. Based on the expected monetization, the Company concluded that the related deferred tax asset is more likely than not to be realized and has not recorded a valuation allowance against such amount. The Company maintains a full valuation allowance against all other net deferred tax assets due to cumulative pre-tax losses and the uncertainty of future taxable income sufficient to support realization.
NOTE 18 – RELATED PARTY TRANSACTIONS
The Company evaluates its relationships and transactions with related parties in accordance with ASC 850, Related Party Disclosures. Related parties include affiliates, principal owners, management, members of the Board of Directors, and their immediate family members, as well as entities under common control or significant influence.
During the three and nine months ended September 30, 2026 and 2025, the Company incurred costs for technical services provided by a supplier that was a major investor in the Company and a member of the Company’s Board of Directors. The supplier ceased to be a related party during the nine months ended September 30, 2026.
No related party costs for these services were incurred during the three months ended September 30, 2026. Related party costs for these services were $0.1 million for the nine months ended September 30, 2026, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively. These costs were recorded in General and administrative expense in the Condensed Consolidated Statements of Operations.
NOTE 19 – COMMITMENTS AND CONTINGENCIES
Contractual Commitments
As of September 30, 2026, the Company had outstanding contractual commitments of approximately $658.7 million, primarily related to its Cape Station Phase I and Cape Station Phase II facilities. This amount represents the Company’s contractual obligations under binding supplier contracts, including fixed and variable components.
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
NOTE 20 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued and determined that there were no subsequent events requiring recognition or disclosure.

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
Factors that could cause the outcomes to differ materially include (but are not limited to) the following: risks related to expanding our geothermal operations and accessing new markets; challenges in maintaining compliance with extensive environmental regulations and permitting requirements, including evolving climate change initiatives that may impact operational costs; uncertainties in forecasting future operational results and growth due to economic conditions and market demand; inherent risks in the geothermal industry, including potential operational disruptions and associated liabilities; the influence of consumer preferences, government policies, and competition on the demand for geothermal energy; risks associated with fluctuations in energy prices and material costs; dependence on a complex supply chain and successful maintenance of our geothermal infrastructure; financial performance influenced by fluctuations in interest rates, capital availability, and other market conditions; capacity actually constructed or for which we enter power purchase agreements under non-binding agreements; exposure to legal proceedings and claims arising from our business operations; protecting our brand reputation and facing potential negative public perception; negative public perception and political opposition impacting our ability to secure regulatory approvals and market acceptance; the successful and timely execution of our growth strategy, with risks of delays or failures; reliance on key personnel and the potential impact of labor costs and workforce challenges; heavy reliance on technology systems and potential cybersecurity threats; global economic and political conditions affecting our operations, supply chain, and customer demand; the risk that our estimates of capacity potential and heat initially in place are inaccurate or that we are unable to produce quantities of electrical energy commensurate with such estimates; and other risks and uncertainties, including those set forth under the section entitled “Risk Factors” in this Report.
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
We completed our initial public offering (“IPO”) on May 14, 2026 and are advancing from demonstration to utility-scale commercialization. This began with delivering first power at our Cape Station (“Cape Station”) Phase I geothermal facility in Milford, Utah on September 24, 2026, supporting our first multi‑gigawatt power development (“GeoCluster”). We expect our first 100 megawatts (“MWs”) of standardized Organic Rankine Cycle (“ORC”) power plants (“GeoBlocks”) to be operational by early 2027 and to reach approximately 500 megawatts of cumulative operating capacity by the end of 2028. As of September 30, 2026, we had signed 1,054 megawatts of binding power purchase agreements and other arrangements for the sale of power and related attributes (“PPAs”) with credit-worthy utility and corporate buyers, representing approximately $11.9 billion in potential revenue backlog. We had also entered into a 3-gigawatt Geothermal Framework Agreement with Google Energy LLC (“GFA”), creating a repeatable commercial model that we believe can accelerate deployment.
Recent Developments
On November 4, 2026, GeoBlock 2 at Cape Station Phase I achieved grid synchronization and began exporting test energy to the grid. GeoBlock 2 has not yet achieved commercial operation.
On September 30, 2026, we declared commercial operation for the first standardized GeoBlock at Cape Station in Beaver County, Utah, ahead of its contractual deadline, making it the first greenfield EGS development in the world to achieve this milestone. Cape Station synchronized to the grid on September 24, 2026, and began exporting electricity, marking another global milestone for utility-scale enhanced geothermal development.
On September 22, 2026, we announced that we had been selected for two potential U.S. Department of Energy awards totaling approximately $20.0 million to accelerate the development of EGS in Idaho and Nevada and to expand next-generation geothermal across the western United States. Funding remains subject to the successful completion of negotiations and the execution of definitive funding agreements. As of September 30, 2026, no funding agreements had been executed, and no funding had been received. If finalized, we intend to use the funding to drill and complete EGS wells in partnership with multiple national labs and to support targeted appraisal campaigns at high-priority EGS prospects to confirm the reservoir is suitable for EGS development.
On August 26, 2026, Cape Generating Station 6 LLC, a wholly owned subsidiary of Fervo, entered into a 15-year PPA with Google Energy LLC (“Google”) for the sale of energy products from a 396 MW EGS project at Cape Station in Beaver County, Utah. The project is expected to be delivered in four 99 MW sub-tranches beginning in 2028. In connection with the PPA, the Company also agreed to offer Google an expansion of at least 604 MW of additional capacity, which would increase the combined project capacity to approximately 1,000 MW, subject to Google’s acceptance and the negotiation of a definitive agreement. The project and contemplated expansion are intended to support a potential data center in Utah and remain subject to applicable development, engineering and regulatory requirements. Separately, we are currently renegotiating the delivery timing under certain of our existing Cape Station Phase II PPAs, with delivery expected to occur in the early 2030s.
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
Construction Progress at Cape Station. We are advancing our Cape Station project in Milford, Utah, where we have 466 megawatts of capacity under construction. We began delivering first power from Cape Station on September 24, 2026 and expect to reach approximately 100 megawatts of operating capacity by early 2027. On November 4, 2026, GeoBlock 2 achieved grid synchronization and began exporting test energy to the grid, and GeoBlock 3 is in cold commissioning. GeoBlocks 2 and 3 have not yet achieved commercial operation. As of the date of this filing, all 80 governmental permits and approvals necessary to commence commercial operations at Cape Station Phase I have been received. Moreover, 96 out of 179 governmental permits and approvals necessary to commence commercial operations at Cape Station Phase II have been received, and the remaining 83 are in process.
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
The following table summarizes our key business and operational metrics as of and for the period indicated:

Q3 2026 Key Performance Indicator Summary	As of September 30, 2026, unless otherwise noted
Construction & Operations
Ending active rig count	4
Total capital expenditures for the nine months ended September 30, 2026 (in millions)	$656.0
Commercial
Contracted MW under binding PPAs	1,054
Contracted revenue backlog (end of period) (in billions) (1)	$11.9
Capital & Liquidity
Unrestricted cash (in millions)	$1,916.5
Available undrawn corporate credit (in millions)	$70.0
Available undrawn non-recourse project debt (in millions)	$82.7
Available under letter of credit agreements (in millions)	$69.2
Geothermal Development Portfolio (2)
Mature - Operating (MW)	36
Mature - Under Construction (MW)	466
Mature - Ready to Build (MW)	550
Pipeline - Advanced Development (MW)	3,000
Pipeline - Early Development (MW)	54,700
Prospects - Incremental Land Holdings (net acres)	260,000
Total geothermal lease position (net acres, incl. Prospects)	670,000
_________________
(1) Backlog is calculated using expected energy output over the entire term of each PPA and reflects contracted pricing (including any escalators or indexation) and expected annual energy volume.
(2) Refer to the following definitions of the Geothermal Development Portfolio.

Geothermal Development Portfolio
Mature: Represents near-term commercial value and includes projects that are operating, under construction, or ready to build
•Operating: 36 megawatts are currently online and generating power, including 3 megawatts relating to our pilot project, Project Red.
•Under Construction: 466 megawatts are currently in construction at Cape Station, with commercial contracts in place and physical work underway.
•Ready to Build: 550 megawatts across two different GeoClusters are shovel-ready with initial permits secured to begin construction. These megawatts are backed by calibrated subsurface models, validated against well data and geophysical surveys, and have a clear wellfield development strategy in place. Commercially, we have secured or are in advanced negotiations for offtake and have either obtained interconnection or established a clear, achievable path.
Pipeline: Represents our mid-term growth engine and includes both projects where (i) a go-to-market strategy is established, and key milestones and origination are progressing, and (ii) resource characterization is complete, and feasibility activities are underway. For all Pipeline projects, site control has been secured
•Advanced Development: 3,000 megawatts were in advanced development. These projects have a go-to-market strategy established, with key development milestones progressing and active origination efforts underway. Typical activities include preliminary permit filings, on-site geological studies work, and submission of interconnection applications.

•Early Development: Over 50 gigawatts were in early-stage development across more than ten GeoClusters where we have commissioned and received independent Heat initially in place (“HIIP”) studies and are conducting feasibility activities to validate and confirm the path toward commercial development.
Prospects: Represents long-term expansion and consists of large-scale, high-quality leased acreage positions where preliminary technical assessments and geospatial analyses have delineated capacity potential, but initial development activities have not yet commenced
•Land Holdings: Our remaining portfolio consists of approximately 260,000 acres of leased acreage as of September 30, 2026, with differentiated geothermal resource quality currently maintained in our portfolio. For this category, we have secured leases and identified project areas but have not commenced initial development work.
These three categories (Mature, Pipeline and Prospects) represent the expected progression of our megawatts from those in early development stages to revenue-generating operations.

Results of Operations
Our results of operations, on a consolidated basis, for the three and nine months ended September 30, 2026 and 2025 are set forth and compared below.
Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025
The following table sets forth our results of operations for the three months ended September 30, 2026 and 2025 including dollar and percentage change period-over-period:

	Three Months Ended September 30,		Change
(Dollars in thousands, except percentages)	2026	2025	$	%
Revenues	$116	$55	$61	110.9%
Costs and expenses:
Operation and maintenance	1,486	362	1,124	310.5%
Research and development expense (income), net	73	(72)	145	(201.4)%
General and administrative expense	39,350	8,116	31,234	384.8%
Operating lease expense	2,607	5,203	(2,596)	(49.9)%
Depreciation and amortization	346	105	241	229.5%
Operating loss	(43,746)	(13,659)	(30,087)	220.3%
Other income (expense):
Interest income	15,370	377	14,993	NM
Interest expense	(2,144)	(2,438)	294	(12.1)%
Changes in fair value of interest rate swaps	11,836	—	11,836	NM
Other non-operating income (expense), net	433	(67)	500	(746.3)%
Loss before income taxes	(18,251)	(15,787)	(2,464)	15.6%
Income tax benefit (expense)	29,911	—	29,911	NM
Net income (loss)	$11,660	$(15,787)	$27,447	(173.9)%
Less: Net income attributable to redeemable noncontrolling interest	31,187	—	$31,187	NM
Net loss attributable to Fervo Energy Company	$(19,527)	$(15,787)	$(3,740)	23.7%
_________________
Certain percentage changes are considered not meaningful (“NM”).

Revenues
Revenues increased by less than $0.1 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Revenues for the period related to ancillary fees associated with rights to geothermal production, which are not expected to be a significant component of our long-term revenue. The change was not material to overall results.
Operation and Maintenance
Operation and maintenance increased by approximately $1.1 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to an increase in transmission-related fees, partially offset by other changes in operation and maintenance costs.

Research and Development Expense (Income), Net
Research and development (“R&D”) expense (income), net increased by approximately $0.1 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, from net R&D income of $0.1 million in the prior-year period to net R&D expense of $0.1 million in the current period. R&D expense (income), net reflects qualifying R&D expenditures, offset by grant proceeds, and is impacted by both the level of the underlying research activity and the timing of grant reimbursements. The increase in net R&D expense was primarily driven by lower grant proceeds relative to qualifying R&D expenditures during the current-year period.
General and Administrative Expense
General and administrative expense increased by $31.2 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by higher employee-related costs and additional administrative and operational support functions required to support our growth.
Employee‑related expenses increased by $16.2 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase primarily consisted of a $9.2 million increase in stock-based compensation, including expense related to our employee stock purchase plan and net of amounts capitalized. The remaining increase was primarily attributable to higher compensation and benefit costs due to workforce growth. Headcount increased by 127 employees from 179 employees as of September 30, 2025 to 306 employees as of September 30, 2026.
Additional increases in general and administrative expense included $8.9 million attributable to professional services and third-party support fees, $2.0 million attributable to insurance and surety bond expenses associated with our expanding asset base and operational footprint, and $1.6 million due to higher software, information technology, and data‑related costs, including licensing fees and cloud‑based services. The remaining changes were not individually significant period-over-period.
Operating Lease Expense
Operating lease expense decreased by $2.6 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to an increase in building lease costs capitalized in Property, plant and equipment, net associated with our development projects during the current-year period.
Depreciation and Amortization
Depreciation and amortization increased by $0.2 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to additional non-geothermal assets placed in service.
Interest Income and Expense
Interest income increased by $15.0 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to higher average cash balances following our successful IPO in May 2026.
Interest expense decreased by $0.3 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to an increase in interest capitalized during the current-year period.
Changes in Fair Value of Interest Rate Swaps
Changes in fair value of interest rate swaps increased by $11.8 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to interest rate swaps entered into during 2026.

Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net increased by $0.5 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to interest received related to a tariff refund and other changes that were not individually significant period-over-period.
Income Tax Benefit (Expense)
Income tax benefit increased by $29.9 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to the recognition of ITCs related to assets placed in service at Cape Station.
Net Loss Attributable to Fervo Energy Company
Net loss attributable to Fervo Energy Company was $19.5 million for the three months ended September 30, 2026, compared to $15.8 million for the three months ended September 30, 2025. The change was primarily attributable to $31.2 million of net income attributable to redeemable noncontrolling interest during the three months ended September 30, 2026, in addition to the factors described above.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
The following table sets forth our results of operations for the nine months ended September 30, 2026 and nine months ended September 30, 2025 including dollar and percentage change period-over-period:

	Nine Months Ended September 30,		Change
(Dollars in thousands, except percentages)	2026	2025	$	%
Revenues	$290	$55	$235	427.3%
Costs and expenses:
Operation and maintenance	2,274	772	1,502	194.6%
Research and development expense (income), net	(711)	287	(998)	(347.7)%
General and administrative expense	83,767	25,279	58,488	231.4%
Operating lease expense	6,717	7,397	(680)	(9.2)%
Depreciation and amortization	783	208	575	276.4%
Operating loss	(92,540)	(33,888)	(58,652)	173.1%
Other income (expense):
Interest income	28,706	3,006	25,700	855.0%
Interest expense	(8,249)	(5,404)	(2,845)	52.6%
Changes in fair value of interest rate swaps	13,009	—	13,009	NM
Other non-operating income (expense), net	(46,921)	(83)	(46,838)	NM
Loss before income taxes	(105,995)	(36,369)	(69,626)	191.4%
Income tax benefit (expense)	29,910	(2)	29,912	NM
Net income (loss)	$(76,085)	$(36,371)	$(39,714)	109.2%
Less: Net income attributable to redeemable noncontrolling interest	31,187	—	$31,187	NM
Net loss attributable to Fervo Energy Company	$(107,272)	$(36,371)	$(70,901)	194.9%
_________________
Certain percentage changes are considered not meaningful (“NM”).

Revenues
Revenues increased by $0.2 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Revenues for the period related to ancillary fees associated with rights to geothermal production, which are not expected to be a significant component of our long-term revenue. The change was not material to overall results.
Operation and Maintenance
Operation and maintenance expenses increased by approximately $1.5 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to an increase in transmission-related fees, partially offset by other changes in operation and maintenance costs.
Research and Development Expense (Income), Net
Research and development (“R&D”) expense (income), net decreased by approximately $1.0 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, from net R&D expense of $0.3 million in the prior-year period to net R&D income of $0.7 million in the current period. R&D expense (income), net reflects qualifying R&D expenditures, offset by grant proceeds, and is impacted by both the level of the underlying research activity and the timing of grant reimbursements. The decrease in net R&D expense was primarily driven by higher grant proceeds relative to qualifying R&D expenditures in the current period.
General and Administrative Expense
General and administrative expense increased by $58.5 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by higher employee-related costs and additional administrative and operational support functions required to support our growth.
Employee‑related expenses increased by $31.8 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase primarily consisted of a $15.3 million increase in stock-based compensation expense, including expense related to our employee stock purchase plan and net of amounts capitalized. The remaining increase was primarily attributable to higher compensation and benefit costs due to workforce growth.
Additional increases in general and administrative expense included $15.3 million in legal and professional services, primarily related to external advisory, compliance and public company readiness activities associated with scaling the business, $3.6 million attributable to higher software, information technology, and data‑related costs, including licensing fees and cloud‑based services, and $4.1 million for insurance and surety bond expenses associated with our expanding asset base and operational footprint. The remaining changes were not individually significant period-over-period.
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
Operating Lease Expense
Operating lease expense decreased by $0.7 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to an increase in building lease costs capitalized in Property, plant and equipment, net associated with our development projects during the current-year period.
Depreciation and Amortization
Depreciation and amortization increased by $0.6 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to additional non-geothermal assets placed in service.
Interest Income and Expense
Interest income increased by $25.7 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to higher average cash balances following our successful IPO in May 2026.
Interest expense increased by $2.8 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to higher debt balances, including increased borrowings under the loan agreements with XRL ALC, LLC (“XRC Facility”) prior to its repayment in April 2026 and borrowings under the senior secured project financing facility entered into in March 2026 (“Project Granite Facility”) to support our growth and operations.
Changes in Fair Value of Interest Rate Swaps
Changes in fair value of interest rate swaps increased by $13.0 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to interest rate swaps entered into during 2026.

Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net decreased by $46.8 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was primarily driven by a $40.0 million non-cash loss related to the fair value remeasurement of warrants and a $9.0 million loss on extinguishment of debt related to the XRC Facility. These losses were partially offset by a $1.7 million gain from the remeasurement of a bifurcated embedded derivative associated with our project-level subsidiary Cape Phase I Intermediate HoldCo, LLC’s (“Cape PI Intermediate HoldCo”) arrangement with Centaurus Capital LP (“Centaurus”). The remaining changes were not individually significant period-over-period.
Income Tax Benefit (Expense)
Income tax benefit increased by $29.9 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to the recognition of ITCs related to assets placed in service at Cape Station.
Net Loss Attributable to Fervo Energy Company
Net loss attributable to Fervo Energy Company was $107.3 million for the nine months ended September 30, 2026, compared to $36.4 million for the nine months ended September 30, 2025. The change reflects $31.2 million of net income attributable to redeemable noncontrolling interest during the nine months ended September 30, 2026, in addition to the factors described above.
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
As of September 30, 2026, our liquidity position consisted of $1.9 billion of unrestricted cash and cash equivalents and $11.0 million of restricted cash. Our cash and cash equivalents are primarily maintained in highly liquid money market funds and deposit accounts with large financial institutions. In addition, we had access to the following undrawn borrowing capacity: $70.0 million under our credit agreement with Mercuria Energy Trading SA (“Mercuria”) (the “Mercuria Credit Facility”), $35.8 million under the letter of credit facility with Mercuria (the “Mercuria Letter of Credit Facility”), and $82.7 million under our Project Granite Facility. We also entered into a letter of credit facility (the “Project Granite Letter of Credit Facility”) and had $33.4 million of undrawn borrowing capacity available thereunder.
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

See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” section below and Note 3 – Debt and Off-Balance Sheet Arrangements in the notes to condensed consolidated financial statements, for further discussion of our available liquidity.
Catalyst and Centaurus Financing Agreements
Our Cape Station Phase I project is financed through agreements with Granite Energy InvestCo, LLC (“Catalyst”) and Centaurus. The financing arrangements are held through Cape Phase I HoldCo, LLC and Cape PI Intermediate HoldCo, which are consolidated by the Company and accounted for as variable interest entities (“VIEs”). These arrangements involve project-level preferred equity with priority distribution waterfalls that must be satisfied before any cash is available to the Company. Distributions under both financings are contingent upon the project achieving commercial operations and generating distributable cash flow. We do not expect preferred distributions to be required during the remainder of 2026; however, preferred distributions are expected to commence following the occurrence of the commercial operation date (“COD”) under the applicable PPA, subject to the availability of distributable cash flow.
Over the long term, these agreements require cumulative distributions totaling approximately $139.0 million to Catalyst (through 2041) and approximately $122.0 million to Centaurus. The Centaurus agreement is subject to return hurdles and includes a future royalty interest. Following completion of this second priority distribution period, Centaurus will retain a royalty interest in the project equal to $5.00 per megawatt-hour. Various contractual provisions—including change of control rights, reserve requirements, and covenant-based limitations—could accelerate or further restrict cash distributions to the holding company level.
See Note 12 – Variable Interest Entity and Note 13 – Noncontrolling Interests of the notes to the condensed consolidated financial statements for further discussion.
Capital Requirements
Our capital requirements for 2026 and beyond are expected to remain substantial as we advance multiple GeoBlocks toward commercial operation, including Cape Station. As we begin generating revenue from our operations, we anticipate our funding needs will include continued capital expenditures for GeoBlocks under construction, such as the next phase at Cape Station, exploration and development costs for new geothermal sites across our approximately 670,000-acre portfolio, personnel costs and general and administrative expense as we scale our organization and technical capabilities, and working capital to support expanded operations.
As of September 30, 2026, we project total capital expenditures for the remainder of 2026 of approximately $450.0 million to $500.0 million, driven primarily by drilling, well completion, and continued construction activities at our Cape Station Phase I and Phase II facilities, as well as early and advanced development activities across our portfolio, including permitting, engineering, site development, long-lead equipment procurement, and resource characterization. Capital expenditures incurred during the nine months ended September 30, 2026 were $656.0 million (see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements). Accordingly, total capital expenditures for the second half of 2026 are currently projected to be approximately $700.0 million to $750.0 million. This estimate is approximately $100.0 million to $200.0 million lower than our previously disclosed expectation of $850.0 million to $900.0 million for the second half of the year. This update is primarily driven by efficiencies in GeoBlock construction and commissioning that have shortened the construction cycle and allowed certain spending on Cape Station Phase II to occur later, while the CODs and expected approximately $2.2 billion in cumulative capital expenditures remain unchanged.
Based on current conditions, we believe our capital resources are sufficient to meet our financial obligations and fund our planned development activities. As a company with significant development activities and expanding commercial operations, we continue to rely on external financing to fund our operations and growth initiatives.

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
As of September 30, 2026, Fervo HoldCo LLC had drawn $30.0 million under the Mercuria Credit Facility and $44.2 million under the Mercuria Letter of Credit Facility. The Mercuria Credit Facility matures on November 20, 2027, while the Mercuria Letter of Credit Facility matures on the earlier of November 20, 2027 or upon acceleration of its obligations due to an event of default.
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
As of September 30, 2026, we were in compliance with all restrictive and financial covenants.
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
As of September 30, 2026, the Borrowers had $287.5 million outstanding under the construction loan and tax credit transfer bridge loan facility and $17.9 million outstanding under the Project Granite Letter of Credit Facility. Borrowings under the Project Granite Facility were used to repay the outstanding borrowings under the XRC Facility and to fund transaction costs and project-related costs, including construction expenditures and required reserves. As of September 30, 2026, we had access to undrawn borrowing capacity of $82.7 million, consisting of the construction loan facility and a tax credit transfer bridge loan facility and $33.4 million under our Project Granite Letter of Credit Facility.
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

Net Operating Losses (“NOL”) and Valuation Allowance
We have significant NOLs that may provide future offset to taxable income during the applicable carryover periods. As of September 30, 2026, we had approximately $107.5 million of net operating loss carryforwards for federal tax purposes, all of which are indefinitely lived. We continue to assess whether the NOLs are likely to be realized based on future taxable income and the reversal of deferred tax liabilities. Because we have limited historical earnings, we believe it is still more likely than not that these assets will not be utilized and a valuation allowance remains.
Cash Flow Activities
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Cash and cash equivalents and restricted cash at beginning of period	$467,836	$199,428
Net cash (used in) provided by:
Operating activities	(55,449)	(12,407)
Investing activities	(656,022)	(305,184)
Financing activities	2,171,112	167,886
Net change in cash and cash equivalents and restricted cash	1,459,641	(149,705)
Cash and cash equivalents and restricted cash at end of period	$1,927,477	$49,723
Net Cash Used in Operating Activities
Net cash used in operating activities increased by $43.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by a higher net loss, partially reduced by higher non-cash items during the period.
Net loss, excluding non-cash items, was $40.7 million for the nine months ended September 30, 2026 compared to $30.9 million in the prior year period, which contributed to a $9.8 million increase in cash used in operating activities. Such increase reflects higher underlying cash operating expenses, including employee-related costs and other operating expenditures, as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” section above, partially offset by higher non-cash adjustments in the current-year period, including stock-based compensation, warrant valuation expense, loss on extinguishment of long-term debt and deferred income taxes.
Changes in operating assets and liabilities used $14.8 million of cash in the current period compared to $18.5 million cash provided in the prior-year period, representing a $33.3 million decrease. This decrease was primarily driven by lower cash inflows from deposits of $13.2 million, higher cash outflows from prepaid expenses and other of $11.7 million, and net changes in grant receivables and other assets and liabilities of $12.0 million, primarily due to timing of vendor payments and operating cost disbursements. These changes were partially offset by a $3.6 million favorable change in accounts payable, reflecting the timing of payments of operating and administrative expenses between periods.
Net Cash Used in Investing Activities
Cash used in investing activities during the nine months ended September 30, 2026 and the nine months ended September 30, 2025 related entirely to capital expenditures, which increased by $350.8 million during the nine months ended September 30, 2026 compared to the prior year period.
This increase reflects project development activities as we advanced GeoBlocks toward construction and operation. Capital expenditures during the nine months ended September 30, 2026 were driven primarily by construction activities at Cape Station, including the drilling and completion of production and injection wells, development of surface facilities, and construction of related infrastructure necessary to support future commercial power generation.
Of our total capital expenditures during the nine months ended September 30, 2026, the majority of spending was non‑discretionary and consisted of costs required to complete in‑process GeoBlocks, satisfy regulatory and safety requirements, and meet contractual milestones.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased by $2.0 billion during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Net cash provided by financing activities during the nine months ended September 30, 2026 was primarily attributable to $2.0 billion of proceeds from our IPO. We also received $287.5 million of proceeds from the Project Granite Facility that were partially offset by $20.9 million of debt issuance costs and a $152.1 million repayment of long-term debt. In addition, we received $18.8 million of cash proceeds from the exercise of warrants and $1.5 million of proceeds from the issuance of common stock.
For the nine months ended September 30, 2025, net cash provided by financing activities primarily reflected proceeds from equity and debt financings completed during the year, including $100.0 million of proceeds from subsidiary stock, partially offset by $0.5 million of issuance costs, $71.5 million of net proceeds from the XRC Facility and Mercuria, partially offset by $1.3 million of debt issuance costs, and $0.2 million of proceeds from the issuance of common stock. These financing inflows were partially offset by $2.0 million of cash used for the repurchase of treasury stock during the period.
Contractual Obligations and Commitments
Our contractual obligations consist of purchase commitments, long-term debt and related interest payments, and operating lease obligations. We have entered into commitments with suppliers for materials and services to support the development and construction of our geothermal projects. As of September 30, 2026, we had total supplier contractual commitments of $658.7 million, the majority of which relates to our Cape Station Phase I and Cape Station Phase II facilities. See Note 3 – Debt and Off-Balance Sheet Arrangements, Note 8 – Leases and Note 19 – Commitments and Contingencies of the notes to the condensed consolidated financial statements, for further information on our commitments.
We also have distribution requirements under the Catalyst and Centaurus Financing Agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Sources and Uses of Liquidity — Catalyst and Centaurus Financing Agreements” for additional information.
Off-Balance Sheet Arrangements
In addition to the Mercuria Letter of Credit Facility and Project Granite Letter of Credit Facility described above, we maintain surety bond arrangements to support our contractual obligations under PPAs, land development agreements, and construction contracts. As of September 30, 2026, we had $44.7 million in outstanding surety bonds. We expect our surety bond requirements to increase as we continue to develop our geothermal projects and enter into additional commercial agreements.
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
Emerging Growth Company Status and Smaller Reporting Company Status
We are an “emerging growth company,” or “EGC,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act, and we have elected to comply with certain reduced public company reporting requirements. We could remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO. However, if (a) our total annual gross revenue exceeds $1.235 billion, (b) we are deemed to be a large accelerated filer, which means the market value of common stock that is held by non-affiliates exceeds $700.0 million as of the end of the prior fiscal year's second fiscal quarter, or (c) our non-convertible debt issued within a three-year period exceeds $1.0 billion, we would cease to be an emerging growth company as of the following fiscal year.
Additionally, we are a “smaller reporting company,” or “SRC,” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will be a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of common stock held by non-affiliates did not exceed $250.0 million as of the prior June 30, or (2) our annual revenues did not exceed $100.0 million during such completed fiscal year and the market value of common stock held by non-affiliates did not exceed $700.0 million as of the prior June 30.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2026. See “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures about Market Risk" included in our IPO Prospectus, along with the “Risk Factors” in this Report, for a more complete discussion of the market risks we consider.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, as required by Rules 13a‑15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weaknesses in our internal control over financial reporting described below.
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
Remediation Plan
We have taken, and will continue to take, steps to remediate the material weaknesses described above. Our remediation efforts include designing and implementing effective internal controls measures to improve our evaluation of disclosure controls and procedures and internal control over financial reporting. Specifically, we have enhanced segregation of duties through organizational changes and role design, designed information technology general controls, including user access and change management controls, and expanded our accounting and financial reporting team with individuals who have public company and technical accounting experience. While we believe that these efforts will improve our internal control over financial reporting, we will not be able to conclude whether the steps we are taking will remediate the material weaknesses in internal control over financial reporting until a sufficient period of time has passed to allow management to test the design and operating effectiveness of the new controls.
We can give no assurance that additional material weaknesses will not be identified in the future. While we remain an emerging growth company, we are not required to provide an attestation report on internal control over financial reporting from our independent registered public accounting firm.
Changes in Internal Control Over Financial Reporting
Except for the remediation activities described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings. See Note 19 – Commitments and Contingencies in the notes to condensed consolidated financial statements.
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
The capital expenditures we expect to incur as we complete the development of our future projects will be significant, including wellfield drilling and completions for EGS reservoirs and procurement of binary, air-cooled Organic Rankine Cycle (“ORC”) turbines and power plants (“GeoBlocks”). Our standardized modular approach contemplates deployment across GeoClusters via 50-megawatt GeoBlocks, and our estimate of capital expenditures to construct a single GeoBlock was approximately $7,000/kW as of September 30, 2026, inclusive of wellfield, surface facilities and plant equipment. As of September 30, 2026, we currently estimate capital expenditures of approximately $450.0 million to $500.0 million for the remainder of 2026, a majority of which relates to our facilities at Cape Station. Although we currently hold certain federal approvals that have already undergone National Environmental Policy Act (“NEPA”) review covering approximately 2 gigawatts of capacity potential, a portion of these capital expenditures (including exploration, geophysical surveys, test and delineation wells, stimulation, and other reservoir development activities) must be incurred before we obtain, or can finalize, certain material permits, land use authorizations, and approvals that are outside the scope of NEPA review, including site‑specific well permits (e.g., drilling, injection and production well permits), water rights and related authorizations, and state and local permits and approvals (such as land use, building, grading, cultural and environmental, and air and noise permits). As of the date of this filing, all 80 governmental permits and approvals necessary to commence commercial operations at Cape Station Phase I have been received. Moreover, 96 out of 179 governmental permits and approvals necessary to commence commercial operations at Cape Station Phase II have been received, and the remaining 83 are in process. Of those in-process approvals and permits, all are individual, administrative geothermal well permits or administrative county permits, and we do not currently expect any material delays, conditions or denials with respect to any of these pending permits. If any such permits or approvals are delayed, impose burdensome conditions, or are not granted, the investments we make ahead of permitting may be stranded, impaired, or require redesign, leading to write‑offs, additional costs, and schedule slippage.
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
There is limited commercial operating experience for EGS of the type, configuration, and scale we have pioneered, particularly compared to that of the existing traditional geothermal industry. To date, we have completed Project Red and have 466 megawatts at Cape Station under construction. Project Red was a limited-scope, proof-of-concept initiative designed to demonstrate certain technical capabilities rather than a commercial-scale development. By contrast, Cape Station represents our first meaningful attempt to deploy our modules at commercial scale. Cape Station is not yet complete and, based on our current schedule, is not expected to have the first approximately 100 megawatts fully constructed, commissioned, and operational until early 2027. As a result, we have not yet demonstrated an ability to deliver consistent, reliable, and economic performance at scale, and our business, financial condition, and results of operations could be adversely affected if we experience delays, cost overruns, resource underperformance, operational failures, or other challenges in constructing, commissioning, and operating Cape Station Phase I or any subsequent commercial-scale project.

While our wellfields, drilling operations, and GeoBlocks have been and will be actively managed through design reviews, prototyping, testing, involvement of external partners with subject matter expertise, and application of approaches utilized in the operation of Project Red and in the construction of Cape Station, we could still fail to identify latent design, manufacturing, construction, and operations issues early enough to avoid negative effects on production, fabrication, construction, or ultimate performance of GeoBlocks and related technologies. In addition, our wellfields, drilling operations, and GeoBlocks in their early stages may underperform due to operational uncertainties as well as engineering or operational limitations beyond our control, any of which could materially and adversely affect our business.
Moreover, the cost and time associated with the construction and maintenance of our wellfields, drilling operations, and GeoBlocks may be greater than we expect because of a lack of a labor force with relevant commercial experience and a shallow and otherwise immature supply chain for these types of geothermal systems. Where these issues may arise at later stages of deployment, deployment could be subject to greater costs or be significantly delayed, which could permit our counterparties to terminate their PPAs and otherwise materially and adversely affect our business.
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
In addition, our business plan anticipates that our drilling operations will drill to greater depth and temperatures, and makes assumptions with respect to learnings, efficiencies and regulatory approvals as a result of this concurrent development approach. If such assumptions regarding concurrent development at greater depths and temperatures are not accurate, we may be unable to successfully introduce, market, and sell these configurations of our GeoBlocks in a timely and cost-effective manner, and properly position and/or price our products, our business, results of operations, or financial position could be materially impacted.
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
We depend on transmission facilities owned and operated by others to deliver the power we sell from our GeoBlocks to our customers. If transmission is disrupted, or if the transmission capacity infrastructure is inadequate, or if there is a failure that requires a long shutdown for repair, or if curtailment is required due to load system inefficiency, our ability to sell and deliver power to our customers may be adversely impacted and we may either incur additional costs or forego revenues. For example, if a transmission provider curtails our facility or recalls our transmission rights, we could experience prolonged or repeated outages, face liquidated damages or termination under our PPAs, face damages under tax credit sales agreements, and face potential defaults under financing arrangements. In addition, lack of access to new transmission capacity may affect our ability to develop new projects. Existing congestion of transmission capacity, as well as expansion of transmission systems and competition from other developers seeking access to expanded systems, could also affect our performance. Although our modular GeoCluster approach may offer interconnection optionality at multi-gigawatt sites, new transmission remains uncertain, and behind-the-meter opportunities with data centers may not be available or sufficient to offset transmission constraints.
The successful development of our project pipeline depends on our ability to obtain sufficient interconnection and transmission capacity to support delivery obligations under our PPAs. For example, for our next project at Cape Station, we currently have approximately 300 megawatts of interconnection and transmission rights, which is insufficient to support the 396 megawatts of capacity contracted under our Google PPA. If we are unable to secure additional interconnection and transmission capacity or alternative delivery arrangements on a timely basis or at all, our original PPAs would remain in effect; however, we may be unable to deliver the additional megawatts of contracted capacity, which could result in reduced revenues, payment of liquidated damages, contract modifications or terminations, or other adverse effects on our business and financial condition.
We have only a limited track record and historical financial information, and there is no assurance that our business will be successful over the long term.
Prior to May 2017, we conducted no business operations, and we recorded no revenue or expenses. During the three and nine months ended September 30, 2026, we reported net income of $11.7 million and net loss of $76.1 million, respectively. During the three and nine months ended September 30, 2025, we reported net losses of $15.8 million and $36.4 million, respectively.
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
We have plans for rapid continued growth, with 466 megawatts under construction and a significant number of additional megawatts in the pipeline for planned construction. Our future growth will be impacted by, among other things: adverse macroeconomic conditions, including the rate of growth of U.S. electricity demand; changing interest rates; our ability to develop our wellfields and GeoBlocks, market acceptance of our technology, including our EGS systems, our ability to meet demand for funding; sales of power pursuant to our PPAs; increasing competition; credit market volatility; increasing regulatory costs and challenges; prices of construction of projects; and our failure to capitalize on growth opportunities.

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
Our financial performance depends on the successful operation of our GeoBlocks, which is subject to various operational risks.
Our financial performance depends on the successful operation of our GeoBlocks. In connection with such operations, we anticipate we will derive substantially all of our future revenues from the sale of electricity. Following commissioning of our GeoBlocks, we plan to manage, operate, and maintain such GeoBlocks in-house through our subsidiaries. We are in the process of building out our team to manage and operate the GeoBlocks, and as a result we will be exposed to various operational risks as we expand that team and bring GeoBlocks online. The cost of operation and maintenance and the operating performance of our geothermal GeoBlocks may be adversely affected by a variety of factors, including:
•our limited track record with managing and operating our own GeoBlocks;
•our GeoBlocks performing below expected levels of efficiency or capacity or required changes to specifications for continued operations;
•regular and unexpected maintenance and replacement expenditures;
•breakdowns or failures of equipment or shortages or delays in the delivery of power;
•risks related to operational errors or failures of operators and service providers used in our operations;
•our potential inability to recruit and retain key personnel to successfully manage and operate the GeoBlocks;
•a lack of adequate and qualified personnel to crew and operate the GeoBlocks;
•potential labor shortages, work stoppages, or labor disputes;
•the presence of hazardous substances on or near our sites and releases of hazardous substances into the environment;
•transmission expenses and complications;
•continued availability of water supply or costs associated with procurement;
•catastrophic events such as fires, explosions, earthquakes, volcanic activity, landslides, floods, severe weather storms, or other weather events (including weather conditions associated with climate change) or similar occurrences affecting our GeoBlocks or any of the power purchases or other third parties providing services to our GeoBlocks;
•availability of supporting infrastructure, such as roads and other civil infrastructure;
•the aging of GeoBlocks and ORC turbines (which may reduce their availability and increase the cost of their maintenance);
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
•cyber-attacks that may interrupt the operation of our GeoBlocks; and
•potential changes to laws or rules which may affect our ability to meet existing contract energy delivery requirements.
Any of these events could significantly increase the expense of operating our GeoBlocks or could reduce the overall effectiveness of the generating capacity of our GeoBlocks, which in turn would reduce our net income and could materially and adversely affect our business, financial condition, future results and cash flows.
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
Our ability to be profitable and generate positive operating cash flows is primarily dependent on our ability to generate revenues, and in turn net profits and operating cash flows, after COD occurs for a given project, through the sale of electricity pursuant to our PPAs that are effective after their respective COD, as well as our ability to monetize our tax credits and our other assets, including any intellectual property, data, or advisory arrangements that may be pursued in the ordinary course.
Our ability to generate sales of electricity following COD at each of our projects depends on our ability to successfully commence and maintain production under our PPAs. We began delivering first power from GeoBlock 1 at our 500-megawatt Cape Station project in the third quarter of 2026 and expect to reach approximately 100 megawatts of operating capacity by early 2027. However, there is no guarantee that we will achieve such CODs within those timeframes or at all. We may fail to receive the required approvals from governmental and regulatory agencies for our projects. As a result, there can be no assurance as to when we will commence deliveries under our PPAs, and therefore when, if at all, we will commence generating revenues and operating cash flows from our PPA related to GeoBlocks 2-3 on Cape Station Phase I. If we do not commence operations under our PPA on Cape

Station Phase I (GeoBlocks 2-3), and Cape Station Phase II by the COD under the applicable PPA, we will incur liquidated damages under the provisions of the applicable PPA. If we do not commence operations within six months of the applicable PPA COD deadline, our counterparty has the right to terminate the contract. Accordingly, there is significant uncertainty about our ability to maintain profitability and operating cash flows.
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
Additionally, the imposition of sanctions, tariffs, or material changes in import and export requirements on a nation-by-nation basis, on materials or supplied components for our GeoBlocks could have a material adverse effect on our operations. Prolonged disruptions in the supply of any of our key materials or components, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost-efficient, timely manner. Such prolonged disruptions could also cause us to experience cancellations or delays of scheduled launches, customer cancellations or reductions in our prices and margins, any of which could harm our business, financial condition, results of operations and cash flows. Our reliance on a domestic supply chain for drilling services and ORC equipment remains subject to capacity, even as we seek to partner with established service providers and turbine manufacturers.
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
As of September 30, 2026, substantially all of our GeoBlocks under construction were located in Utah. We also intend to expand our operations into Nevada in the long term. In addition, we expect much of our near-term future growth to occur in these same markets and throughout the western United States, further concentrating our operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, permitting, political, weather and other conditions in such markets and in other markets that may become similarly concentrated. Any of these conditions, even if only in one such market, could have a material adverse effect on our business, financial condition and results of operations.
We are exposed to the credit and financial condition of our offtakers. We currently have three long-term PPAs related to Cape Station. Because our contracts are long-term, we may be adversely affected if the credit quality of any of these customers were to decline or if their respective financial conditions were to deteriorate or if they are otherwise unable to perform their obligations under our long-term contracts. While we have executed binding offtake agreements with credit-worthy counterparties in certain cases, long-term exposure to a concentrated offtaker base remains a risk.

We are a holding company and our cash depends substantially on the performance of our subsidiaries and the GeoBlocks they operate, most of which are subject to restrictions and taxation on dividends and distributions.
As a holding company, our financial health and liquidity are closely tied to the performance of our subsidiaries and the GeoBlocks they operate. These subsidiaries are the primary source of our cash flow, and any adverse developments in their operations can directly impact our ability to generate revenue and maintain financial stability. The GeoBlocks are subject to various operational risks, including resource variability, technological challenges, and maintenance requirements, which can affect their efficiency and output. Additionally, fluctuations in energy prices and demand can influence the profitability of these plants, further impacting the cash flow available to the holding company.
Moreover, our subsidiaries operate in diverse regulatory environments, each with its own set of restrictions and taxation policies on dividends and distributions. These regulations can limit the amount of cash that can be transferred to the holding company, affecting our ability to meet financial obligations and invest in growth opportunities. Changes in tax laws or regulatory frameworks could increase the tax burden on our subsidiaries, reducing the funds available for distribution. As a result, our financial results and ability to execute strategic initiatives are inherently linked to the operational success and regulatory compliance of our subsidiaries and the GeoBlocks they manage.
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
Management and operation of our wellfield and GeoBlocks will involve significant risks.
Following commissioning of our GeoBlocks, we plan to manage, operate, and maintain such GeoBlocks through our subsidiaries. We are in the process of building out our team to manage and operate the GeoBlocks, and as a result we will be exposed to various new operational risks as we expand that team and bring GeoBlocks online. For example, we will be exposed to the following risks with respect to the operation of GeoBlocks:
•our limited track record with managing and operating our own GeoBlocks;
•our GeoBlocks performing below expected levels of efficiency or capacity or required changes to specifications for continued operations;
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
•aging of GeoBlocks and ORC turbines (which may reduce their availability and increase the cost of their maintenance);
•a lack of adequate and qualified personnel to crew and operate the GeoBlocks;
•potential labor shortages, work stoppages, or labor disputes;
•our potential inability to recruit and retain key personnel to successfully manage and operate the GeoBlocks;
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
On August 26, 2026, Cape Generating Station 6 LLC, a wholly owned subsidiary of Fervo, entered into a 15-year PPA with Google Energy LLC (“Google”) for the sale of energy products from a 396 MW EGS project at Cape Station in Beaver County, Utah. The project is expected to be delivered in four 99 MW sub-tranches beginning in 2028. In connection with the PPA, the Company also agreed to offer Google an expansion of at least 604 MW of additional capacity, which would increase the combined project capacity to approximately 1,000 MW, subject to Google’s acceptance and the negotiation of a definitive agreement. The project and contemplated expansion are intended to support a potential data center in Utah and remain subject to applicable development, engineering and regulatory requirements. The 396 MW PPA is in addition to the capacity contemplated under the GFA; the proposed 604 MW expansion, if accepted by Google, would be the first qualifying project under the GFA.
Even in the event that projects beyond the 396 MW EGS project do proceed under the GFA, the pricing and other terms of the GFA may limit our ability to fully recover costs or achieve our targeted returns. The GFA establishes pricing on a cost-plus targeted return basis, subject to caps, floors, and escalating discounts on expansion projects, any of which could compress our margins or require us to absorb cost overruns on affected projects. The GFA also grants Google audit rights over our project costs and pricing methodology, which could give rise to disputes that delay or disrupt the execution of definitive agreements. These pricing constraints could have a material adverse effect on our business, financial condition, and results of operations.
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
We do not have manufacturing assets and will rely on third party manufacturers and construction firms to build wellfields, GeoBlocks and associated equipment. Our growth strategy assumes that manufacturers of geothermal turbines, drilling equipment, and other critical components will expand capacity in line with our development pipeline. The existing supplier base for these highly specialized products is limited, and there is no assurance that it can scale production, workforce, or logistics to match sector‑wide demand. If suppliers are unable or unwilling to increase output on the timelines and terms we require, we could face extended lead times, higher equipment and construction costs, and delays in reaching commercial operation, which could adversely affect our revenues, project returns, and ability to meet contractual milestones. Moreover, we are dependent on future supplier capability to meet production demands attendant to our forecasts. If our supply chain cannot meet the schedule demands of the market, our projected sales revenues could be materially impacted.

Our business development activities may not be successful and our projects under construction or facilities may encounter delays, which may impact our future growth.
We are in the process of developing and constructing a number of new GeoBlocks. Our success in developing a project is contingent upon, among other things, negotiation of satisfactory engineering, construction, and procurement agreements and obtaining PPAs and transmission services agreements, receipt of required governmental permits (including environmental permits), obtaining adequate financing, and the timely implementation and satisfactory completion of field development, testing and GeoBlock construction and commissioning. We may be unsuccessful in accomplishing any of these matters or doing so on a timely basis, such as in cases where we have to handle legal proceedings with respect to environmental permits. Although we may attempt to minimize the financial risks attributable to the development of a project by securing a favorable PPA and applicable transmission services agreements, obtaining all required governmental permits and approvals and arranging, in certain cases, adequate financing prior to the commencement of construction, the development of a power project may require us to incur significant expenses for preliminary engineering, permitting and legal and other expenses before we can determine whether a project is feasible, economically attractive or capable of being financed.
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
•Failure to secure sufficient land positions for the wellfield, GeoBlocks, and rights of way;
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
Certain of our wellfields and GeoBlocks are dependent upon collaborations with national laboratories and/or various regulatory approvals. In particular, many of our projects are located on, cross, or otherwise rely on access to lands administered by the Bureau of Land Management (“BLM”), and our development and operations depend on obtaining and maintaining BLM rights-of-way, leases, drilling and construction permits, and related approvals. Government agency budgets and staffing are driven by the priorities of leadership at federal agencies as well as policymakers. Changes in governmental agency budgets, personnel, and any resulting staffing shortages may delay our GeoBlocks and resource management facilities and delay or prevent the issuance of required regulatory approvals (e.g., permits or licenses) for our geothermal operations. Additionally, lapses in federal appropriations and related government shutdowns can suspend or significantly slow agency activities, including BLM processing of applications, consultations, and environmental reviews, which can halt field work, delay access to federal lands, and extend project schedules. These delays can impact our ability to commence or expand operations, affecting our revenue generation and growth prospects.
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
If the energy production by or availability of our GeoBlocks is less than expected, they may not be able to satisfy minimum production or availability requirement obligations under our PPAs.
Energy production or a GeoBlock’s availability could be less than expected due to various factors, including, but not limited to, resource degradation and/or our inability to artificially stimulate thermal reservoirs to offset any such degradation, natural disasters, equipment underperformance, operational issues, changes in law or regulations or actions taken by third parties. Our PPAs contain provisions that require us to produce a minimum amount of energy or be available to generate electricity at a given minimum percentage of time over periods specified in the PPAs. A failure to produce sufficient energy or to be sufficiently available for generation to meet our commitments under the PPAs could result in the payment of damages or the termination of PPAs and could have a material adverse effect on our business, financial condition, results of operations and ability to grow our business and make cash distributions to our stockholders. Our EGS approach is designed to provide baseload power independent of weather; however, engineered reservoir performance variability or extended outages of GeoBlocks could reduce output or availability.
Our executed PPAs were entered into at attractive prices, representing approximately $11.9 billion in potential revenue backlog. Backlog is calculated using expected energy output, as defined in each PPA, over the entire term of each PPA and reflects contracted pricing (including any escalators or indexation) and full counterparty performance, taking credit for all 1,054 megawatts of executed PPAs as of September 30, 2026. We are actively engaging energy buyers for additional capacity, which is not included in backlog. Backlog is an operating metric and may change based on project timing, production variability or curtailment, and potential contract amendments or termination.
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
Our failure to meet these milestones and other criteria, including minimum quantities, may result in price concessions and may result in the termination of our PPAs, in which case we would lose any future cash flow from the relevant project and may be required to pay fees and penalties to our counterparty. Specifically, with respect to project completion risk, if we do not commence operations under our PPA on Cape Station Phase I (GeoBlocks 2-3) and Cape Station Phase II by the COD under the applicable PPA, we will incur liquidated damages under the provisions of the applicable PPA. If we do not commence operations within six months of the applicable PPA COD deadline, our counterparty has the right to terminate the contract. If our PPAs are terminated, it could materially and adversely affect the development of our GeoBlocks, our results of operations, and cash flow unless we are able to replace the PPA on similar terms. Additionally, we cannot assure you that we will be able to perform our obligations under such agreements or that we will have sufficient funds to pay any fees or penalties thereunder.
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
Certain contracts in our portfolio will be subject to re-contracting in the future. For example, the average remaining term of our existing PPAs was approximately 15 years as of September 30, 2026. If prices in our market change at the time of such re-contracting, it may impact our ability to re-negotiate or replace these contracts on terms that are acceptable to us, or at all. In addition, a concentrated pool of potential buyers for our products and services may restrict our ability to negotiate favorable terms under new contracts or existing contracts that are subject to re-contracting.
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
We do not own the land on which the projects in our portfolio are located and they generally are, and our future projects may be, located on land occupied under long-term easements, leases and rights-of-way. As of September

30, 2026, approximately 63.7% of our acreage was located on land owned by the United States federal government, 5.5% was located on state lands, and 30.8% was located on privately-owned land. As of September 30, 2026, our leases had a weighted average remaining term of approximately 10 years with scheduled expirations of approximately 5.3% in years 2026 to 2028, 3.1% in years 2029 to 2031, and 91.6% thereafter, in each case excluding any unexercised renewal options. A majority of our leases are issued by the BLM and include renewal options exercisable at our discretion. The standard BLM lease provides an initial ten-year term followed by two five-year renewal options. We currently anticipate exercising renewal options for our leases, including those with near-term scheduled expirations in 2026 to 2028, and we do not expect any material lease expirations in the near term. Additionally, these BLM leases contain acreage that is subject to extension provided certain conditions are met, including a minimum amount of expenditures per acre and the provision of certain geologic information to the BLM, which enables us to extend the lease term for as long as we continue to meet such conditions.
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
Our exposure to these risks is heightened because a portion of our contracted revenue backlog is tied to utility counterparties whose PPAs depend on the continued operation of projects located on such lands. As of September 30, 2026, we had PPAs with several utilities, representing approximately $5.7 billion of our approximately $11.9 billion contracted backlog revenue. Any loss or curtailment of our rights to use project lands as a result of any lienholders or land rights holders with superior rights, or any BLM suspension of federal rights-of-way grants, could therefore result in delays, penalties, or defaults under such PPAs and materially reduce our expected backlog realization.
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
As of September 30, 2026, we held approximately 670,000 acres of geothermal leasehold interests across seven jurisdictions, including California, Colorado, Idaho, Nevada, New Mexico, Utah, and Washington, consisting of approximately 63.7% federal leases and approximately 36.3% state or private leases, and a majority of our leases have a 10-year initial term, and in most cases, extension options. Our growth strategy depends on our ability to add to this lease position on acceptable terms. Geothermal lease auctions and negotiated lease processes are becoming more competitive as interest in geothermal development increases among incumbent energy companies, independent developers, and financial investors. We may be out-competed by better-capitalized counterparties—including large integrated energy companies and “super majors” that can bid more aggressively, accept more burdensome terms, or move more quickly in lease processes. Greater competition for attractive acreage could result in higher bonus bids, rentals, royalties, work commitments, or other burdensome lease terms, as well as longer lead times to secure rights. As a result, we may be unable to secure prospective acreage in our target areas, or may be forced to accept higher-cost or less favorable terms than those assumed in our business plan. Moreover, we assembled our current position at a weighted average of approximately $4.00 per acre during a period of minimal competition between 2019 and 2021, in sharp contrast to current U.S. Bureau of Land Management lease sales in Utah and Nevada, where maximum bids reached $344.00 and $410.00 per acre, respectively, in 2025. There is no assurance that we will be able to obtain additional lease rights in the locations, quantities, timing, or at the cost we anticipate, or at all. If we are unable to expand or maintain our lease position at competitive prices, our project pipeline, drilling schedule, and long-term growth plans could be delayed, downsized, or otherwise adversely affected, and our capital intensity and unit costs could increase materially.
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
Our exploration, development, and operation of geothermal energy resources are subject to geological risks and uncertainties, which may result in decreased performance or increased costs for our GeoBlocks.
Our primary business involves the exploration, development, and operation of geothermal energy resources within large, contiguous hubs we refer to as GeoClusters, where we deploy modular 50-megawatt GeoBlocks using binary, air‑cooled ORC technology. These activities are subject to uncertainties that, in certain respects, are similar to those typically associated with oil and gas exploration, development, and exploitation, including uncertainty and heterogeneity in reservoir properties such as pressure, temperature, permeability, porosity, lithology, stress, fluid saturation, fluid chemistry, and reservoir quality in general. Any of these uncertainties may increase our capital expenditures and our operating costs or reduce the efficiency of our GeoBlocks over time. We may not find resources capable of supporting commercially viable GeoBlocks at exploration sites where we have conducted tests, acquired land rights, and drilled test wells, which would adversely affect our development of GeoBlocks.
Geothermal resources are complex geological structures, and their geographic extent and sustainable output can only be estimated. Our GeoBlocks may suffer an unexpected decline in the capacity of their respective geothermal wells and are exposed to a risk of geothermal resources not being sufficient for sustained generation of the electrical power capacity desired over time. If well performance degradation occurs due to any of (or a combination of) premature thermal decline, production rate decline, changes in injectivity or variations in productivity, and we are unable to efficiently stimulate the thermal resource to offset such declines, we may be forced to write down the value of affected assets, incur impairment charges, or invest significant additional capital to restore or maintain output, including redesigning engineered reservoirs or drilling additional laterals to meet standardized GeoBlock requirements. This could lead to reduced revenues, increased operating costs, and diminished returns on investment, adversely affecting our business, financial condition, and results of operations. Furthermore, the perception of geothermal resource instability could impact our ability to secure project finance and binding offtake with investment‑grade counterparties, as stakeholders may view our projects as riskier than those of competitors with more stable resources.
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
For Cape Station, DeGolyer and MacNaughton (“D&M”), an independent engineering consulting firm, independently prepared HIIP estimates using geologic, thermal, and geomechanical models and probabilistic methods, as described further in its report dated June 30, 2026. To produce our estimate of capacity potential, we further adjust the HIIP estimates by applying a thermal recovery factor. For the thirteen GeoClusters reviewed by D&M subsequent to Cape Station, D&M utilizes their own thermal recovery factors, which are factored into their estimates of capacity potential.
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
Our development and operations require specialized drilling services, well construction materials, and ORC equipment. Availability and pricing for these inputs may be constrained by broader power sector demand and capacity limits in oilfield and industrial supply chains, which can exacerbate price volatility and delivery schedules for rigs, tubulars, cement, drilling fluids, heat‑exchange equipment, and related components. These dynamics could reduce the competitiveness of our EGS technology and impair our ability to construct and operate wellfields, GeoBlocks, and other facilities on anticipated timelines and budgets. In addition, higher interest rates and capital costs associated with inflation could increase our financing expenses on current and future projects. Any of these factors, individually or in combination, could have a material adverse effect on our business, financial condition, and results of operations.
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
We are susceptible to losses and interruptions caused by extreme weather conditions such as droughts, earthquakes, hurricanes, tsunamis, floods, blizzards, wildfires, and water or other natural resource shortages, occurrences of which may increase in frequency and severity as a result of climate change. Given our geographic concentration, an extreme weather event in the region in which we operate could cause significant disruptions to our operations. Climate change may also produce general changes in weather or other environmental conditions, including temperature or precipitation levels, and thus may impact consumer demand for electricity. Daily and seasonal fluctuations in temperature generally have a more significant impact on the generating capacity of EGS power plants than conventional power plants. GeoBlocks may experience reduced generation in warm periods due to the lower heat differential between geothermal fluid and the ambient surroundings. While we generally account for the projected impact seasonal fluctuations in temperature may have based on historic experience, the impact of climate change on traditional weather patterns has become more pronounced. This has reduced the certainty of our modeling efforts. To the extent weather conditions continue to be impacted by climate change, the generation capacity of certain facilities may be adversely impacted in a manner that we could not predict which may in turn adversely impact our results of operations. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods, and other climatic events, could disrupt our operations and cause us to incur significant costs to prepare for or respond to these effects. If we experience physical damage to our equipment and infrastructure due to climate-related natural disasters, it could lead to the suspension of our operations, additional costs to restore service and repair facilities, and delays in power generation resulting in lost revenue and potential exposure to legal claims. Such events could also impact our ability to obtain insurance coverage and we may experience rising costs of insurance coverage resulting from any damages to our assets, which could have an impact on our profitability.

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
The existence of a prolonged force majeure event or a forced outage affecting the wellfield, a GeoBlock, or the transmission systems could reduce our net income and materially and adversely affect our business, financial condition, future results, and cash flow.
The operation of our GeoBlocks is subject to a variety of risks, including events such as fires, explosions, earthquakes, floods, severe storms, or other similar events. If a GeoBlock experiences an occurrence resulting in a force majeure event, although our subsidiary that owns that GeoBlock would be excused from its obligations under the relevant PPA, the relevant power purchaser may not be required to make any capacity and/or energy payments with respect to the affected GeoBlock for as long as the force majeure event continues and, pursuant to certain of our PPAs, will have the right to prematurely terminate the PPA assuming the relevant force majeure event continues for an extended period of time.
Additionally, to the extent that a forced outage has occurred, and if as a result the GeoBlock fails to attain certain performance requirements under certain of our PPAs, the power purchaser may have the right to permanently reduce the contract capacity (and correspondingly, the amount of capacity payments due pursuant to such agreements in the future), seek refunds of certain past capacity payments, and/or prematurely terminate the PPA. As a consequence, we may not receive the full value of anticipated net revenues from the affected GeoBlock other than, in the case of a PPA that has been prematurely terminated, the proceeds from any business interruption insurance that applies to the force majeure event or forced outage after the relevant waiting period and may incur significant liabilities in respect of past amounts required to be refunded.
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
Operating geothermal plants involves various risks, including equipment failures, unexpected downtime, and safety incidents. Disruptions in plant operations can lead to reduced energy output, increased maintenance costs, and reputational damage. Equipment failures may result from wear and tear, manufacturing defects, or inadequate maintenance, while safety incidents could arise from human error, natural disasters, or unforeseen technical issues. We have limited experience operating a GeoBlock, which heightens these risks by increasing the potential for operational missteps, extended ramp-up periods, and a greater reliance on third-party expertise or newly developed internal capabilities.
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
Many factors may affect demand for geothermal energy systems, including the availability of federal incentives and state policies such as NEPA categorical exclusions for certain geothermal confirmation activities and renewable portfolio standard procurement, interconnection and transmission access, natural gas and other commodity prices, relative project costs (including high‑spec drilling services and ORC equipment), the success of other renewable technologies, and the availability of customer financing.
Our ability to maintain contracted output depends on sustaining adequate geothermal heat supply from our wells; if we cannot, our plants may underperform and our contractual obligations may be at risk.
Unlike conventional generators that procure external fuel, our “fuel” is the heat extracted from reservoirs where permeability has been enhanced through stimulation. If reservoir performance does not meet expectations or declines faster than anticipated, whether due to subsurface heterogeneity, thermal drawdown, hydraulic connectivity, mineral scaling, or operational imbalances, available heat may be insufficient to support targeted output or availability. In such cases, we may be required to incur additional capital to drill new wells or laterals, remediate wells, or modify plant operations, and we could be unable to meet fixed minimum performance or availability standards under certain PPAs. Any resulting shortfalls, damages, capacity de‑rates, or termination rights could materially and adversely affect our business, financial condition, results of operations and cash flows. As of September 30, 2026, we had supplier contractual commitments of $658.7 million, which primarily relate to our Cape Station Phase I and Cape Station Phase II facilities.
Successful commercialization of new, or further enhancements to existing, alternative carbon‑free energy generation technologies may prove to be more cost‑effective or appealing to the global energy markets and therefore may adversely affect the market demand for our energy.
The expected market for our GeoBlocks may be superseded or rendered obsolete by new technology or the novel application of existing technology, including expanded nuclear (both conventional and small modular reactors “SMRs”), increasingly paired solar/wind plus long‑duration storage, hydroelectric generation or gas generation with carbon capture. Our estimates for total addressable market and unit economics reflect current market conditions characterized by rising grid demand from hyperscale data centers and utilities, capacity shortfalls, and procurement preferences for clean, firm 24/7 power.
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
Our wellfields and operations may be subject to frequent low‑level seismic disturbances, natural or induced. Serious seismic disturbances are possible, including earthquakes, volcanic eruptions and lava flows, and could result in damage to equipment or degraded subsurface resources to such an extent that we could not perform under the PPA for the affected GeoBlock, which in turn could reduce our net income and adversely affect our financial condition and cash flow. Researchers and regulators have identified a potential link between hydraulic‑stimulation activities and seismic events, which may lead to heightened scrutiny and potential litigation in certain jurisdictions. Another aspect of geothermal operations is the management and stabilization of subsurface impacts, including ground subsidence or inflation, related to reservoir creation and injection. Inflation and subsidence, if not controlled, can adversely affect agricultural operations and infrastructure at or near the land surface, prompt new permit conditions or setbacks, result in curtailments that impair our ability to perform under affected PPAs, and increase potential exposure to third-party claims.
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
Some of our GeoBlocks have been financed using leveraged financing structures, consisting of non-recourse or limited recourse debt obligations. Each of our projects under development or construction and those projects and businesses we may seek to acquire or construct will require substantial capital investment, including to construct and place in service our standardized 50-megawatt ORC GeoBlocks within large GeoClusters such as Cape Station. Our continued access to capital on acceptable or favorable terms to us is necessary for the success of our growth strategy, particularly in enhancing our portfolio through M&A activities and executing binding PPAs with investment-grade utilities and hyperscalers. Our attempts to obtain future financings may not be successful or on favorable terms.
In recent years, we have also increased our corporate recourse debt at the holding company level due to our ability to obtain improved economic terms. This additional indebtedness may make it more difficult for us to refinance or borrow additional funds in the future, limiting our ability to pursue our growth strategy.
Market conditions and other factors may not permit future project and acquisition financings on terms similar to those we have previously received. Our ability to arrange for financing on a substantially non-recourse or limited recourse basis, and the costs of such financing, are dependent on numerous factors, including general economic conditions, conditions in the global capital and credit markets, investor confidence, the continued success of current GeoBlocks, the credit quality of the GeoBlocks being financed, the political situation in the country where the GeoBlock is located, and the continued existence of tax and securities laws which are conducive to raising capital; while certain federal and state policy tailwinds may support geothermal (e.g., tax credits and streamlined permitting), such support may not be available or sufficient. Additionally, a high-interest-rate environment can make borrowing more expensive or limit the availability of financing options, including asset-level capital that we otherwise expect to access. If we are not able to obtain financing for our GeoBlocks on a substantially non-recourse or limited recourse basis, we may have to finance them using recourse capital such as direct equity investments or the incurrence of additional debt by us.
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
As of September 30, 2026, we had $317.5 million in aggregate principal amount outstanding under our Mercuria Credit Facility and Project Granite Facility. On April 14, 2026, we used the proceeds from the new Project Granite Facility to repay the XRC Facility. The Project Granite Facility is secured by the project-level assets and equity interests of the borrower subsidiaries, contains customary covenants and includes customary events of default, the occurrence of which could result in acceleration of the obligations thereunder or foreclosure on the pledged collateral. Our ability to meet our payment obligations under our existing financing arrangements depends on our future cash flow performance. This is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that may be beyond our control. There can be no assurance that our business will generate positive cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions. In addition, delays in GeoBlock deployment, interconnection, or permitting within a GeoCluster could affect project-level cash flows and covenant compliance.
Our GeoBlocks have generally been financed through a combination of our corporate funds and limited or non-recourse project finance debt and lease financing. If our project subsidiaries default on their obligations under such limited or non-recourse debt or lease financing, we may be required to make certain payments to the relevant debt holders, and if the collateral supporting such leveraged financing structures is foreclosed upon, we may lose certain of our GeoBlocks.
Our GeoBlocks have generally been financed using a combination of our corporate funds and limited or non-recourse project finance debt or lease financing. Limited recourse project finance debt refers to our additional agreement, as part of the financing of GeoBlocks, to provide limited financial support for the GeoBlock subsidiary in the form of limited guarantees, indemnities, capital contributions and agreements to pay certain debt service deficiencies. Non-recourse project finance debt or lease financing refers to financing arrangements that are repaid solely from the GeoBlock’s revenues and are secured by the GeoBlock’s physical assets, major contracts, cash accounts and, in many cases, our ownership interest in the project subsidiary. If our project subsidiaries default on their obligations under the relevant debt documents, creditors of a limited recourse project financing will have direct recourse to us, to the extent of our limited recourse obligations, which may require us to use distributions received by us from other GeoBlocks, as well as other sources of cash available to us, in order to satisfy such obligations. In addition, if our project subsidiaries default on their obligations under the relevant debt documents (or a default under such debt documents arises as a result of a cross-default to the debt documents of some of our other GeoBlocks) and the creditors foreclose on the relevant collateral, we may lose our ownership interest in the relevant project subsidiary or our project subsidiary owning the GeoBlock would only retain an interest in the physical assets, if any, remaining after all debts and obligations were paid in full. While our standardized, modular GeoBlock approach is intended to support replicable diligence and financing, there is no assurance that lenders will ascribe the same value to such standardization across projects or through market cycles.
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
We rely on government contracts and grants as a source of funding and to partially fund our research and development activities, and such contracts and grants are subject to a number of uncertainties, challenges, and risks.
We currently rely on government grants as a source of funding, including to partially fund our research and development activities and capital expenditures. For example, we have received a grant from the U.S. Department of Energy Geothermal Technologies Office (the “EGS Demos Grant”), which co-funds commercial‑scale EGS field demonstrations to validate the technology and derisk deployment toward grid‑scale geothermal power. Changes in government priorities or government funding reductions or delays could result in discontinuation of funding under, or termination of, our government grants. Further, the change in U.S. presidential administration could increase this risk. There can be no assurance that we will continue to receive funding under our government grants in the amounts that we expect or at all.
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
Our wellfields and GeoBlocks are subject to extensive federal, state, and local regulation. Changes in applicable laws, regulations, or their interpretation—covering areas such as interconnection, environmental compliance, or tax—could increase compliance costs, require additional capital expenditures, or curtail benefits on which our standardized deployments rely. We or our power purchasers may be unable to obtain required approvals, amendments, or renewals on a timely basis. Adverse legal or regulatory changes could reduce revenues at one or more facilities and negatively affect our business, financial condition, results of operations, and cash flows.
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
Developing the full capacity we anticipate at Cape Station may require federal environmental reviews and approvals beyond those we have already obtained. Those approvals are based on assumptions regarding the amount and location of surface disturbance associated with roads, pipelines, interconnection facilities and the spacing of our GeoBlocks. These assumptions depend on project design, drilling methods and subsurface conditions and may change as development progresses.
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
A significant portion of our expected revenues are derived from deliveries to California counterparties under long‑term, binding PPAs, including with an investor‑owned utility and multiple community choice aggregators. While these agreements generally contemplate compliance with California RPS requirements and CAISO market protocols, modifications to California import rules (such as changes to transmission scheduling and Available Import Capability), market participation and tagging requirements, greenhouse‑gas accounting for imports, or RPS/Portfolio Content Category 1 eligibility could restrict deliverable volumes, increase compliance costs, or impair the marketability of associated RECs. Certain agreements include change‑in‑law and import‑capacity provisions that allocate some risks (for example, where a buyer’s failure to secure import capability does not constitute a seller default), but such provisions may not fully offset the commercial impacts of adverse rule changes. If we are unable to deliver contracted energy due to such regulatory developments, we could incur contractual penalties, experience curtailments or forced rescheduling, need to renegotiate terms, face strained counterparty relationships, or encounter challenges securing future offtake, each of which could adversely affect our revenues and growth plans.
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
The North American Electric Reliability Corporation (“NERC”), under the direction of the FERC, has implemented mandatory NERC Operations and Planning and Critical Infrastructure Protection standards to ensure the reliability of the North American Bulk Electric System, which encompasses electric transmission and generation systems to prevent major system blackouts. NERC Critical Infrastructure Protection standards establish cybersecurity and physical security protections for critical systems and facilities. We may be periodically audited by NERC for compliance with both Operations and Planning and Critical Infrastructure Protection standards and are subject to penalties for non-compliance with applicable NERC standards. Failure to comply with these standards could result in penalties or increased costs to bring such facilities into compliance, which could materially adversely impact our business, results of operations, and cash flows. Additionally, adverse audit findings and/or penalties for non-compliance could pose reputational risks to us that could adversely affect our business.
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
Our operations are subject to extensive environmental laws, ordinances and regulations, which may cause us to incur significant costs and liabilities. These laws, ordinances and regulations are subject to change and such change could result in increased compliance costs, the need for additional capital expenditures, or otherwise adversely affect us. Our GeoBlocks are required to comply with numerous federal, state, and local laws and regulatory environmental standards and must obtain, maintain, and periodically renew numerous permits and approvals, some with conditions tied to emissions, discharges, or operational restrictions. Heightened scrutiny, third‑party challenges, or evolving standards could necessitate costly modifications or cause delays that disrupt GeoBlock sequencing within a GeoCluster. We may not be able to maintain, obtain or renew all environmental permits and governmental approvals required for the continued operation or further development and construction of the GeoBlocks, including rights-of-way and other federal approvals for our projects on federal lands. We have not yet obtained certain permits and government approvals required for the completion and successful operation of GeoBlocks under development, construction or enhancement. Our failure to maintain, obtain or renew required permits or governmental approvals, including the permits and approvals necessary for operating GeoBlocks under development, construction or enhancement, could cause our operations to be limited or suspended resulting in fines under the PPA. We may also be subject to litigation seeking to rescind or delay our receipt of environmental permits and governmental approvals.
Failure to secure or maintain permits—or to comply with permit conditions—could prevent or delay project development, or trigger enforcement, fines, or orders limiting operations, any of which could impact PPA performance and cash flows. In addition, some of the environmental permits and governmental approvals that have been issued to the GeoBlocks are granted for limited periods and contain certain conditions and restrictions, including restrictions or limits on emissions and discharges of pollutants and contaminants. If we fail to obtain necessary permit renewals, or satisfy permit conditions, comply with permit restrictions, or comply with any statutory or regulatory environmental standards, we could become subject to regulatory enforcement action, our permits could be revoked and the operation of the GeoBlocks could be adversely affected. We could also be subject to fines, penalties or additional costs or other sanctions, including the imposition of investigatory or remedial obligations or the issuance of orders limiting or prohibiting our operations.
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
Federal and state agencies could revise permitting standards (including under NEPA/CEQA, the Clean Water Act, and Safe Drinking Water Act underground injection control programs), impose additional baseline or ongoing monitoring, limit produced‑water reinjection volumes or chemistry, tighten water‑rights or groundwater allocations, or require alternative disposal pathways. Such changes could delay or prevent drilling, require redesign of engineered reservoirs or operations, increase operating and compliance costs, or constrain output. Although our design reinjects geothermal brine and uses air‑cooled ORC to minimize water use, evolving standards for well construction and integrity, stimulation fluids, surface discharges, and waste handling could materially affect schedules, capital needs, and PPA performance. For example, our inability to obtain a UIC permit in Nevada for reinjection wells could delay or prevent operations, force costlier disposal options, or require material project redesign.
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
Our existing intellectual property rights may not be adequate to protect our business. We occasionally file patent applications which cover our systems (mainly geothermal wells and GeoBlocks for electricity production). However, the patent application process is expensive, time-consuming, uncertain and complex and we may not be able to prepare, file, prosecute, maintain and enforce all necessary or desirable patents or patent applications at a reasonable cost or in a timely manner. Patents may not be issued on the basis of our patent applications, and issued patents may be invalidated. Additionally, the scope of patent protection can be reinterpreted after issuance. Even if our patent applications do issue as patents, they may not issue in a form that is sufficiently broad to protect our technology, prevent competitors or other third parties from competing with us or otherwise provide us with a competitive advantage. In addition, any patents issued to us or for which we have license rights may be challenged, narrowed, invalidated or circumvented. Third parties may initiate opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation actions, or similar proceedings challenging the inventorship, validity, enforceability or the scope of our patents. An adverse determination in any such proceeding or litigation could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology and compete directly with us, without payment to us, or result in our inability to commercialize our technology without infringing third-party patent rights. Such proceedings also may result in substantial cost and require significant time from our management, even if the eventual outcome is favorable to us. Our competitors or other third parties may also be able to circumvent our patents by developing similar or alternative technologies in a non-infringing manner. Consequently, we cannot guarantee that our technology will be protectable or remain protected by valid and enforceable patents.

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
The defense costs and settlements for intellectual property infringement lawsuits may not be covered by insurance. Intellectual property infringement lawsuits can take years to resolve. If we are not successful in our defenses or are not successful in obtaining dismissals of any such lawsuit, legal fees or settlement costs could have an adverse effect on our operations and financial position. Even if resolved in our favor, the volume of intellectual-

property-related claims and the mere specter of threatened litigation or other legal proceedings may cause us to incur significant expenses and could distract our personnel from day-to-day responsibilities. The direct and indirect costs of addressing these actual and threatened disputes may have an adverse effect on our operations, reputation, and financial performance.
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
We rely on information technology systems that allow us to create, store, retain, transmit and otherwise process proprietary and sensitive or confidential information, including our business and financial information, and personal information regarding our employees and third parties. We also rely on our operational technology systems to operate our GeoBlocks and provide our services. In addition, we often rely on third-party vendors to host, maintain, modify and update our systems.
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
Competition for the limited number of these skilled professionals is intense. If we are unable to adequately anticipate our needs for certain key competencies and implement human resource solutions to recruit or improve these competencies, our business, results of operations and financial condition could suffer. If we are unable to recruit and retain highly skilled personnel, especially personnel with sufficient technical expertise to develop our wellfields, horizontal drilling operations and GeoBlocks, we may experience delays, increased costs, and reputational harm. A shortage in the labor pool of skilled workers in the U.S., or other general inflationary pressures or changes in applicable laws and regulations, could make it more difficult for us to attract and retain qualified personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. For example, the IRA imposed certain prevailing wage and apprenticeship requirements, and the OBBB retained such requirements, related to tax credit availability which may impact our labor costs going forward. Any increase in our operating costs could materially and adversely affect our business, financial condition, operating results, liquidity and prospects.
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
We have taken, and will continue to take, steps to remediate the material weaknesses described above. Our remediation efforts include designing and implementing effective internal controls measures to improve our evaluation of disclosure controls and procedures and internal control over financial reporting. Specifically, we have enhanced segregation of duties through organizational changes and role design, designed information technology general controls, including user access and change management controls, and expanded our accounting and financial reporting team with individuals who have public company and technical accounting experience. While we believe that these efforts will improve our internal control over financial reporting, we will not be able to conclude whether the steps we are taking will remediate the material weaknesses in internal control over financial reporting until a sufficient period of time has passed to allow management to test the design and operating effectiveness of the new controls.
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
Our Class B common stock is beneficially owned by our Co-Founders, Tim Latimer and Jack Norbeck, PhD, who also serve as our Chief Executive Officer and Chief Technology Officer, respectively, whose interests may differ from or conflict with the interests of our other stockholders. Each share of our Class A common stock is entitled to one vote per share. Each share of our Class B common stock is entitled to 40 votes per share. Because of the forty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. Our Co-Founders hold all of the issued and outstanding shares of our Class B common stock and, accordingly, beneficially own approximately 2.6% of our outstanding capital stock and control approximately 52.0% of the voting power of our outstanding capital stock. Assuming all outstanding stock options held by the Co-Founders that are exercisable on or before

December 31, 2026 are exercised (3,552,001 shares), the Co-Founders would control approximately 61.2% of the combined voting power of our outstanding capital stock. As a result, our Co-Founders will have the ability to exercise control over our affairs, including control over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. Our Co-Founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. For example, our Co-Founders may have a different tax position or other differing incentives from other stockholders that could influence their decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness or take other actions. Additionally, our Co-Founders may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests.
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
Future transfers of Class B common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions set forth in our amended and restated certificate of incorporation (“Amended Charter”), including transfers to immediate family members (including upon the death of one of our Co-Founders), trusts (including grantor retained annuity trusts) for which the stockholder or their immediate family member serves as trustee, and partnerships, corporations, and other entities exclusively owned by one of our Co-Founders or their immediate families. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the earliest to occur of (i) the first trading day following the seventh anniversary of our IPO, (ii) the date on which Mr. Latimer and Dr. Norbeck, together with their respective permitted transferees, collectively cease to hold at least 25% of the aggregate number of shares of Class A and Class B common stock held by them and their respective permitted transferees as of the effective date of the registration statement filed in connection with our IPO, (iii) the death or disability of a Co-Founder, and (iv) the termination of a Co-Founder for cause.
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
As of November 5, 2026, we had 287,225,439 shares of Class A common stock outstanding and 7,795,412 shares of Class B common stock outstanding. Our Amended Charter authorizes us to issue these shares of Class A common stock and options relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved shares for issuance under the Fervo 2026 Incentive Award Plan. Any Class A common stock and Class B common stock that we issue, including under the 2026 Incentive Award Plan or other incentive plans that we have adopted or we may adopt in the future, would dilute the percentage ownership held by our existing stockholders. In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.
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
In connection with our IPO, we and all directors and executive officers and the holders of approximately 99.0% of our outstanding stock and stock options agreed to lock-up restrictions that, subject to certain exceptions, prohibited sales or hedging of our Class A common stock without the prior written consent of J.P. Morgan Securities LLC and BofA Securities, Inc. The lock-up period expired on November 9, 2026. Additionally, we have reserved 35,107,737 shares under our 2026 Incentive Award Plan that will become eligible for sale once issued. As these shares reach the market, or are perceived as likely to, the market price of our Class A common stock could decline.
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
Certain provisions of our Amended Charter or our amended and restated bylaws (“Amended Bylaws”) may have the effect of delaying or preventing a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider to be in its best interest, including attempts that might result in a premium over the market price of our Class A common stock.
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
None.
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
The net proceeds from our IPO have been invested in investment grade instruments. There has been no material change in the use of proceeds from our IPO as described in our IPO Prospectus.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, seven officers (as such term is defined in Rule 16a-1(f) under the Exchange Act) of the Company entered into trading plans intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (each such trading plan, a “Rule 10b5-1 Trading Plan”), as discussed below. No other directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).
On September 2, 2026, Timothy Latimer, our Chief Executive Officer, adopted a Rule 10b5-1 Trading Plan that provides for the sale, subject to certain conditions, of up to 629,792 shares of our Class A common stock (including shares of Class A common stock issuable upon conversion of shares of Class B common stock). Sales may be made under this trading plan through May 14, 2027, for a duration of 255 days.
On September 2, 2026, Gustavo Torres, our Senior Vice President, General Counsel and Corporate Secretary, adopted a Rule 10b5-1 Trading Plan that provides for the sale, subject to certain conditions (including a limit price), of up to 66,000 shares of our Class A common stock and 100% of the net shares of our Class A common stock (after tax withholding) issuable upon the vesting of 6,593 restricted stock units. Sales may be made under this trading plan through September 17, 2027, for a duration of 381 days.
On September 3, 2026, Christian Gradl, our Senior Vice President, GeoBlock Factory, adopted a Rule 10b5-1 Trading Plan that provides for the exercise of stock options and the sale, subject to certain conditions, of up to 125,000 shares of our Class A common stock acquired on those exercises. Sales may be made under this trading plan through March 19, 2027, for a duration of 198 days.
On September 3, 2026, Dawn Owens, our Senior Vice President, Development & Commercial Markets, adopted a Rule 10b5-1 Trading Plan that provides for the exercise of stock options and the sale, subject to certain conditions (including limit prices), of up to 55,542 shares of our Class A common stock acquired on those exercises. Sales may be made under this trading plan through March 31, 2027, for a duration of 210 days.
On September 4, 2026, David Ulrey, our Chief Financial Officer, adopted a Rule 10b5-1 Trading Plan that provides for the exercise of stock options and the sale, subject to certain conditions (including limit prices), of up to 129,829 shares of our Class A common stock acquired on those exercises. Sales may be made under this trading plan through May 28, 2027, for a duration of 267 days.
On September 4, 2026, Jack Norbeck, our Chief Technology Officer, adopted a Rule 10b5-1 Trading Plan that provides for the sale, subject to certain conditions, of up to 382,000 shares of our Class A common stock (including shares of Class A common stock issuable upon conversion of shares of Class B common stock). Sales may be made under this trading plan through May 20, 2027, for a duration of 259 days.
On September 14, 2026, Quinn Woodard, our Vice President, Operations, adopted a Rule 10b5-1 Trading Plan that provides for the exercise of stock options and the sale, subject to certain conditions (including limit prices), of up to 62,194 shares of our Class A common stock acquired on those exercises. Sales may be made under this trading plan through May 28, 2027, for a duration of 257 days.

ITEM 6. EXHIBITS

Exhibit No.
3.1	Seventh Amended and Restated Certificate of Incorporation of Fervo Energy Company (incorporated by reference to Exhibit 3.1 to Fervo Energy Company’s Current Report on Form 8-K filed on May 15, 2026)
3.2	Amended and Restated Bylaws of Fervo Energy Company (incorporated by reference to Exhibit 3.2 to Fervo Energy Company’s Current Report on Form 8-K filed on May 15, 2026).
31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

Fervo Energy Company

	By:	/s/ Tim Latimer
Tim Latimer
Chief Executive Officer
Date: November 10, 2026		(Principal Executive Officer)

	By:	/s/ David Ulrey
David Ulrey
Chief Financial Officer
Date: November 10, 2026		(Principal Financial Officer)